Form 10-K
period 2025-12-31
KKR & Co. Inc.
filed 2026-02-27
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under
Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of common stock of the registrant held by non-affiliates as of June 30, 2025, was approximately $91.1 billion. As of February 24, 2026, the registrant had
891,550,894 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

KKR & CO. INC.
FORM 10-K
For the Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believe," "think," "expect," "potential,"
"continue," "may," "should," "seek," "approximately," "predict," "intend," "will," "plan," "estimate," "anticipate," “visibility,”
“positioned,” “path to,” “conviction,” the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, forward-looking statements may include statements regarding KKR’s business, financial condition, liquidity and results of operations, including capital invested, uncalled commitments, cash and short-term investments, and levels of indebtedness; the potential for future business growth; outstanding shares of common stock of KKR & Co. Inc. and its capital structure; non-GAAP and segment measures and performance metrics, including assets under management (“AUM”), fee paying assets under management (“FPAUM”),
Adjusted Net Income, Total Operating Earnings, Total Segment Earnings, Fee Related Earnings ("FRE"), Insurance Operating
Earnings, Strategic Holdings Operating Earnings, Total Investing Earnings, and Total Segment Earnings; the declaration and payment of dividends on capital stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of shares of common stock of KKR & Co. Inc.; our statements regarding the potential of, and future financial results from, KKR’s Strategic Holdings segment, including expectations about dividend payments and earnings from companies and businesses in the Strategic
Holdings segment in the future, the future growth of such companies and businesses, and the potential for compounding earnings over a longer period of time from such segment; KKR’s ability to grow its AUM, to deploy capital, to realize unrealized investment appreciation, and the time period over which such events may occur; KKR’s ability to manage the investments in and operations of acquired companies and businesses; the effects of any transactional activity on KKR’s operating results, including pending sales of investments; expansion and growth opportunities and other synergies resulting from acquisitions of companies, including the acquisition of Arctos Partners and businesses in our Strategic Holdings segment), internal reorganizations or strategic partnerships with third parties; the timing and expected impact to our business of any new investment fund, vehicle or product launches; the timing and completion of certain transactions contemplated by the Reorganization Agreement entered into on October 8, 2021 by KKR & Co. Inc.; the implementation or execution of, or results from, any strategic initiatives, including efforts to distribute financial products to individual investors; the modification of our compensation framework announced on November 29, 2023, which decreased the targeted percentage of compensation from fee related revenues and increased the targeted percentage from realized carried interest and certain incentive fees; and our insurance business's strategic initiatives to invest more into non-yielding or lower-yield assets classes like private equity and real assets, expand outside the United States, and raise more third-party co-investment insurance capital. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described in the section entitled "Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2025 (our "report").
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
References to the “Series I preferred stockholder” or “KKR Management” are to KKR Management LLP, the holder of the sole outstanding share of our Series I preferred stock. KKR Management is owned by our senior employees, including Mr.
Henry Kravis and Mr. George Roberts (our "Co-Founders"). References to “carry pool participants” are to our current and former employees who hold interests in our “carry pool,” which refers to the carried interest generated by KKR’s business that is allocated to KKR Associates Holdings L.P. (“Associates Holdings”), in which carry pool participants are limited partners.
Associates Holdings is currently not a subsidiary of KKR & Co. Inc.

KKR Group Partnership L.P. ("KKR Group Partnership") is the intermediate holding company that owns the entirety of
KKR’s business. Unless otherwise indicated, references to equity interests in KKR’s business, or to percentage interests in
KKR’s business, reflect the aggregate equity interests in KKR Group Partnership, and are net of amounts that have been allocated to carry pool participants and any other holders of minority interests in KKR Group Partnership. References to a
“KKR Group Partnership Unit” refer to one Class A partner interest in KKR Group Partnership for periods on and after January
1, 2020. “Exchangeable securities” refers to securities that have the right to acquire KKR Group Partnership Units and to exchange them for our shares of common stock. As of the date of this report, our only outstanding exchangeable securities are (i) restricted holdings units issued through KKR Holdings II L.P. ("KKR Holdings II"), which are issued under the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the "2019 Equity Incentive Plan"), and (ii) restricted holdings units issued through KKR Holdings III L.P. ("KKR Holdings III"), which are not issued under the 2019 Equity Incentive Plan. In the future, we may issue securities other than restricted holdings units that may constitute exchangeable securities.
On October 8, 2021, KKR entered into a Reorganization Agreement (the "Reorganization Agreement") with KKR Holdings
L.P. (“KKR Holdings”), KKR Management, Associates Holdings, and the other parties thereto. Pursuant to the Reorganization
Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, including (a) the acquisition by KKR of KKR Holdings and all of the KKR Group Partnership Units held by it (which as noted below was completed), (b) the future elimination of voting control by KKR Management and the Series I preferred stock held by it, (c) the future establishment of voting rights for all common stock on a one vote per share basis, including with respect to the election of directors, and (d) the future control of the carry pool by KKR. On May 31, 2022, KKR completed the acquisition of KKR Holdings and the 258.3 million KKR Group Partnership Units held by it, and in exchange KKR issued and delivered 266.8 million shares of common stock to the limited partners of KKR Holdings. On the "Sunset
Date" (which will occur no later than December 31, 2026), KKR will cancel the Series I preferred stock, establish voting rights for all common stock on a one vote per share basis, and acquire control of the carry pool. For more information about the
Reorganization Agreement, see Note 1 "Organization" in our financial statements included in this report.
KKR’s asset management business is conducted by Kohlberg Kravis Roberts & Co. L.P. and various other subsidiaries of
KKR & Co. Inc. other than Global Atlantic. KKR’s insurance business is operated by Global Atlantic, in which KKR acquired a majority controlling interest on February 1, 2021 and of which KKR acquired all the remaining equity interests in Global
Atlantic on January 2, 2024 (the “2024 GA Acquisition”). KJR Management ("KJRM") is a Japanese real estate asset manager, which KKR acquired on April 28, 2022.
References to our "funds," "vehicles," or "investment vehicles" refer to a wide array of investment funds, vehicles, and accounts that are advised, managed, or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations
("CLOs"), certain operating companies, and business development companies (each, a "BDC"), unless the context requires otherwise. These references do not include the investment funds, vehicles, or accounts of any hedge fund partnership or any other third-party asset manager with which we have formed a strategic partnership or have acquired a minority ownership interest. Unless the context requires otherwise, references to “fund investors” or "investors in our investment vehicles" refers to the third-party investors in these funds and investment vehicles. References to “strategic investor partnerships” refers to separately managed accounts with certain investors, which typically have investment periods longer than our traditional funds and typically provide for investments across different investment strategies. References to “hedge fund partnerships”
refers to strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake.
Unless otherwise indicated, references in this report to our outstanding common stock on a fully exchanged and diluted basis reflect (i) actual shares of common stock outstanding, (ii) shares of common stock issuable pursuant to equity awards actually granted pursuant to the 2019 Equity Incentive Plan, and (iii) shares of common stock issuable from exchangeable securities, including vested partnership interests in KKR Holdings III.  Our outstanding common stock on a fully exchanged and diluted basis does not include shares of common stock available for issuance pursuant to the 2019 Equity Incentive Plan for which equity awards have not yet been granted or any shares of common stock into which all outstanding shares of Series D
Mandatory Convertible Preferred Stock are convertible.

In this report, the term "GAAP" refers to accounting principles generally accepted in the United States of America. We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP, including Adjusted Net Income, Total Asset Management Segment Revenues, Total Segment Earnings,
Total Investing Earnings, Total Operating Earnings, FRE, and Strategic Holdings Operating Earnings. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under
"Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Balance Sheet Measures
—Reconciliations to GAAP Measures." This report also uses the terms AUM, FPAUM, and capital invested. You should note that our calculations of these and other operating metrics may differ from the calculations of other investment managers and, as a result, may not be comparable to similar metrics presented by other investment managers. These non-GAAP and operating metrics are defined in the section "Management's Discussion and Analysis of Financial Condition and Results of
Operations—Key Segment and Non-GAAP Performance Measures—Other Terms and Capital Metrics."
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
•geopolitical events, natural disasters and other similar events not within our control;
•the loss of, or misconduct by, our key personnel;
•our reliance on third parties in the operation of our business;
•disruptions in our technology infrastructure or the occurrence of other operational errors;
•effective management of our balance sheet;
•management of and access to adequate sources of liquidity;
•our capital markets activities;
•financial and enterprise risks;
•legal claims, litigations, investigations and negative publicity;
•expansion into new businesses, strategic opportunities, and investment strategies;
•operating in a highly competitive industry;
•variability in earnings and cash flow;
•contingent obligations to return carried interest;
•raising third-party capital for our investment vehicles, insurance business and transactions;
•raising capital from institutional investors;
•the sale of financial products to individual investors;
•possible reductions or other changes to perpetual capital;
•actions of our portfolio companies;
•changes in tax laws;
•impact of artificial intelligence;
•cybersecurity failures and data security breaches; and
•sustainability matters.
We are subject to risks related to regulatory matters, including risks involving:
•compliance with complex, extensive and evolving laws;
•adverse regulatory actions;
•our regulatory registrations or licenses;
•changes in the regulatory frameworks applicable to our business;
•availability of regulatory exemptions or exclusions;
•distributing financial products to individual investors;
•regulations impacting the insurance industry and insurance companies owned by alternative asset managers;
•laws and regulations applicable to our extensive global investment activities;
•compliance with investment-related and competition laws;
•compliance with financial crime laws;
•compliance with ERISA exemptions;
•sustainability-related laws and disclosure requirements; and
•privacy, data protection, cybersecurity, and artificial intelligence laws.
We are subject to risks related to our investment activities, including risks involving:
•historical returns not being indicative of future results;
•conditions and events not in our control that may significantly impact valuations of our investments;
•investments in illiquid assets and uncertainty in valuations of illiquid investments;
•investments that involve unique business, regulatory, legal, tax or other complexities;
•use of leverage in investment activities;
•limitations in the due diligence process;
•investments in real assets, including real estate, infrastructure and energy assets;
•investments in companies and assets outside of the United States;
•conflicts of interest arising from our investment activities; and
•our third-party investors failing to fund their capital calls.

We are subject to risks related to our insurance activities, including risks involving:
•operating in highly competitive markets;
•identifying and managing significant growth opportunities for our insurance business;
•our ability to source successful reinsurance transactions;
•volatility in market and economic conditions;
•disruptions to our third-party distribution network for our insurance products;
•differences in assumptions and estimates used for our insurance business from our actual results;
•possible downgrades to financial strength or credit ratings of our insurance subsidiaries;
•ceding business to reinsurers as well as business ceded to us;
•changes in tax laws applicable to our insurance subsidiaries;
•comprehensive regulations (and potential changes and additions) applicable to our insurance business;
•capital regulations applicable to our insurance subsidiaries;
•regulatory and reputational considerations under the Bermuda insurance and reinsurance regulatory framework; and
•a failure to comply  with statutory accounting rules.
We are subject to risks related to our organizational structure, including risks involving:
•the Series I preferred stockholder’s significant voting power, and potential conflicts of interest with the Series I preferred stockholder, until the Sunset Date;
•exemptions as a “controlled company” from NYSE corporate governance requirements;
•provisions in our charter limiting the duties and liability of the Series I preferred stockholder;
•the exclusive forum provision included in our charter;
•limitations on our ability to pay periodic dividends;
•potential application of restrictions under the Investment Company Act of 1940;
•actions taken to implement the reorganization transactions that must occur by the Sunset Date; and
•anti-takeover provisions in our organizational documents.

PART I
ITEM 1.  BUSINESS
Overview
KKR is a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions. We aim to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and supporting growth in our portfolio companies and communities.
Founded in 1976, KKR pioneered the leveraged buyout strategy and has been a leader of the private equity industry for five decades. Since the inception of our firm, we have expanded our investment strategies and product offerings from traditional private equity to other alternative asset classes such as leveraged credit, alternative credit, infrastructure, real estate, energy, growth equity, and core private equity. Over the same period, we scaled from being a U.S.-focused firm to a global operation with 36 offices around the world as of December 31, 2025. Our business further expanded with the acquisition of Global Atlantic in 2021, which today conducts our insurance business providing retirement and life insurance solutions. As of December 31, 2025, we managed $744 billion of assets under management, of which $219 billion comes from
Global Atlantic.

50 Years	$744 billion in AUM	~4,200 employees	Multi-asset experience	36 global offices

of investment experience	across Credit and Liquid Strategies ($322 bn), Private Equity ($229 bn) & Real Assets ($192 bn)	~2,700 Asset Management ~1,500 Insurance	across credit, private equity and real assets	across 4 continents serving local markets
Note: The employee and office metrics exclude approximately 800 additional employees who sit within a subsidiary organization and who are located at other offices. See the “Human Capital” section for more information.
We have a pre-eminent global integrated platform for sourcing and originating investments, raising capital, and carrying out capital markets activities. Our experienced and diverse team of approximately 4,200 employees across asset management and insurance, together with an additional approximately 800 employees across our subsidiary organizations, seek to work proactively and collaboratively across business lines, departments, and geographies to achieve what we believe are the best investment results for our clients.
We have multi-lingual and multi-cultural investment teams with local market knowledge and significant business, investment, and operational experience in the countries in which we invest. We believe that our global capabilities and one-
firm philosophy have been critical to our success, enabling us to raise substantial capital, realize a greater number of investment opportunities, assist our portfolio companies in their increasing reliance on global markets and sourcing, and diversify our business and operations. Building on these efforts and leveraging both our industry expertise and intellectual capital has also allowed us to capitalize on a broader range of the opportunities we source.
Our three reporting segments align with the KKR business model:

Our business model of (i) Asset Management, (ii) Insurance, and (iii) Strategic Holdings corresponds to our three reporting segments. We have purposely created a business model that we believe enables us to grow long-term, durable, recurring earnings with a focus on large addressable markets where we can be an industry leader. Importantly, these pieces were built to leverage our core strengths as a firm: investing acumen, capital allocation expertise and our collaborative culture.
Business Segments
Asset Management
In Asset Management, we have five business lines: (i) Private Equity, (ii) Real Assets, (iii) Credit and Liquid Strategies, (iv)
Capital Markets, and (v) Principal Activities.
Our Assets Under Management have grown and diversified in the last 15 years across Private Equity, Real Assets, and
Credit and Liquid Strategies as illustrated on the following chart. KKR has evolved from a relatively US-centric and traditional private equity firm to a global alternative asset manager. As of December 31, 2010, our traditional Private Equity strategy represented over 70% of our total AUM. As of December 31, 2025, traditional Private Equity was less than 25% of our total
AUM.
Assets Under Management ($ in billions):

$62
$60
$83
$100
$107
$120
$130
$168
$195
$218
$252
$471
$504
$553
$638
$744
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

Liquid Strategies
Alternative Credit
Credit and Liquid
Strategies
$322
+18%
CAGR
Leveraged Credit
Real Estate
Real Assets
$192
Infrastructure &
Energy
Growth Equity
Core Private Equity
Private Equity
$229
Traditional Private
Equity
As an asset management firm, we earn recurring management fees and fee-related performance revenues for providing investment management services and expertise to our institutional and individual investors who entrust us with their capital.
The amount of fees we charge for managing these assets depends on the underlying investment strategy, liquidity profile, and ultimately our ability to generate attractive investment returns for our clients.

Growth and diversification of management fees:
Management Fees Last Five Years ($ in billions)	2025 Management Fees

Credit and Liquid Strategies
32%
Private Equity
36%
Real Assets
32%

$4.1 billion
We earn transaction fees for providing capital markets services as a broker-dealer, and we also earn transaction and monitoring fees as part of the management of our portfolio companies.
Carried interest that we receive from our investment vehicles entitles us to a specified percentage of investment gains that are generated on third-party capital that is invested. We earn investment income by investing our own capital alongside investors in our funds and other investment vehicles and from other assets we own on our balance sheet.
Operating expenses, which include occupancy expenses and other typical operating expenses, are shared across a single expense pool given the collaborative nature of our five business lines within Asset Management.
Our investment teams have deep industry knowledge and can utilize a substantial and diversified capital base; an integrated global investment platform; the expertise of operating professionals and advisors; and a worldwide network of business relationships that provide a significant source of investment opportunities, specialized knowledge for due diligence, and substantial resources for creating value for stakeholders. These teams invest capital, much of which is long duration, which provides us with significant flexibility to grow investments and be selective with exit opportunities. As of December 31,
2025, approximately 92% of our AUM consists of capital that has a duration of at least eight years at inception or longer, including what we refer to as perpetual capital. Perpetual capital has an indefinite term with no predetermined requirement to return invested capital to investors upon the realization of investments. This perpetual AUM, which is a sizable portion of our total AUM, includes investment vehicles registered under the Investment Company Act of 1940 (the "Investment
Company Act"), certain unregistered investment vehicles offered to individual investors (such as our K-Series vehicles), and listed companies like Crescent Energy Company (NYSE: CRGY) (“Crescent Energy”), as well as our Global Atlantic AUM. We believe that these aspects of our business help us continue to grow our asset management business and deliver strong investment performance in a variety of economic and market conditions.
Since our inception, one of our fundamental investment philosophies has been to align the interests of the firm and our employees with the interests of our fund investors, portfolio companies, and other stakeholders. We achieve this by putting our own capital behind our ideas. As of December 31, 2025, we and our employees and other personnel have approximately
$30 billion invested in or committed to our own funds and portfolio companies, including approximately $15 billion of capital funded from our balance sheet, $10 billion of additional capital committed by our balance sheet to our investment funds and other investment vehicles, $4 billion funded from personal investments, and $1 billion of additional capital commitments from personal investments.

Private Equity
Our Private Equity business line represents $229 billion of AUM and $151 billion of FPAUM as of December 31, 2025, across traditional private equity, core private equity, and growth equity. These strategies invest capital for long-term capital appreciation, either through controlling ownership of a company or strategic non-controlling minority positions. Our private equity investment vehicles focus on a specific region – North America, EMEA, or Asia Pacific – or invest across regions.

Private Equity Select Key Metrics:	As of December 31,
($ in billions, unless specified otherwise)	2021	2022	2023	2024	2025
AUM	$174	$165	$176	$195	$229
FPAUM	88	102	108	120	151
	For the year ended, December 31,
	2021	2022	2023	2024	2025
New Capital Raised (AUM)	$44	$18	$7	$18	$27
Capital Invested	18	19	14	17	24
Management Fees ($ in millions)	967	1,188	1,286	1,376	1,529
Our Private Equity business line consists of the following strategies:
Traditional Private Equity typically targets investments where we acquire control or significant influence over companies, and may include management buyouts, public-to-private transactions, or corporate carve-outs. This includes a dedicated strategy that targets investments in middle market companies. Our traditional private equity funds invest by specific geography: North America, Europe, and Asia Pacific. As of December 31, 2025, traditional private equity AUM totals
$167 billion.
Core Private Equity typically targets investments in companies with a longer holding period and a lower anticipated risk profile than traditional private equity investments. Core private equity investments are made in companies that we believe are more stable and less cyclical and typically have lower average leverage over the investment holding period compared to those in our traditional private equity funds. Our core private equity vehicles invest globally. As of December 31, 2025, core private equity AUM totals $41 billion.
Growth Equity typically targets investments in companies that are earlier in their life cycle than would be typical for a traditional private equity investment. Our growth equity funds invest across three distinct strategies: (i) technology, investing across a variety of sub-sectors including application software, infrastructure software, cybersecurity, financial technology, and consumer internet; (ii) health care, targeting various sub-sectors, including biopharmaceuticals, medical devices, diagnostics, life science tools, health care information technology, and other services; and (iii) impact, investing globally in companies that contribute toward one or more of the United Nations Sustainable Development Goals where financial performance and societal impact are intrinsically linked.  As of December 31, 2025, growth equity AUM totals $21 billion.

Real Assets
Our Real Assets business line represents $192 billion of AUM and $163 billion of FPAUM as of December 31, 2025, across infrastructure, real estate and energy. These strategies invest capital for long-term capital appreciation, current income generation, or both. Our real assets investment vehicles focus on a specific region – North America, EMEA, or Asia Pacific – or invest across regions.

Real Assets Select Key Metrics:	As of December 31,
($ in billions, unless specified otherwise)	2021	2022	2023	2024	2025
AUM	$83	$119	$131	$166	$192
FPAUM	67	104	112	140	163
	For the year ended, December 31,
	2021	2022	2023	2024	2025
New Capital Raised (AUM)	$39	$29	$16	$40	$34
Capital Invested	21	28	15	28	27
Management Fees ($ in millions)	437	680	826	993	1,301
Our Real Assets business line consists of the following strategies:
Infrastructure seeks investment opportunities in existing assets and businesses that we believe are critical to the functioning of the economy. Through this platform we have made investments around the world in sectors such as power and utilities, energy, midstream, energy transition, transportation, asset leasing, water and wastewater, telecommunications infrastructure, and social infrastructure. Over the past five years, our infrastructure business has scaled considerably with
AUM having increased from $17 billion as of December 31, 2020 to $100 billion as of December 31, 2025. Infrastructure includes three sub-strategies listed below.
•Core+ infrastructure seeks to generate attractive risk-adjusted returns with low volatility and downside protection by investing in infrastructure assets and businesses based in two geographic areas: (i) North America and Western
Europe and (ii) Asia Pacific.
•Core infrastructure focuses on investments with predominantly contracted or regulated cash flows in securities, properties, and other assets primarily in North America and Western Europe.
•Climate Transition invests in infrastructure solutions to support energy transition globally.
Real Estate seeks real estate and real estate-related investment opportunities, including the ownership of commercial and residential real estate or entities where the primary value resides in real property. We aim to be a global solutions provider across the capital structure in the real estate industry around the world by partnering with real estate owners, lenders, operators, and developers to provide flexible capital to respond to transaction-specific needs. We provide solutions for residential, commercial and industrial assets. As of December 31, 2025, real estate AUM totals $86 billion, with detail on the two sub-strategies listed below.
•Real estate credit lends across the risk return spectrum of investments secured by or relating to real property, including senior mortgage loans, mezzanine loans and mortgage-backed securities in North America and Europe. As of December 31, 2025, real estate credit AUM totals $45 billion.
•Real estate equity seeks core, core+ and opportunistic real estate investment opportunities by geography: North
America, Europe and Asia Pacific. As of December 31, 2025, real estate equity AUM totals $41 billion. This includes
$12 billion from the management of two publicly listed Japanese REITs through our subsidiary, KJRM.
Energy focuses primarily on the acquisition, development and operation of oil and natural gas properties in the United
States through our management of Crescent Energy, a publicly listed energy company. Energy AUM totals $6 billion as of
December 31, 2025.

Credit and Liquid Strategies
Our Credit and Liquid Strategies business line represents $322 billion of AUM and $289 billion of FPAUM as of December
31, 2025, across leveraged credit, alternative credit, and our hedge fund platform.

Credit and Liquid Strategies Select Key Metrics:	As of December 31,
($ in billions, unless specified otherwise)	2021	2022	2023	2024	2025
AUM	$214	$220	$245	$276	$322
FPAUM	203	206	226	253	289
	For the year ended, December 31,
	2021	2022	2023	2024	2025
New Capital Raised (AUM)	$37	$34	$47	$56	$68
Capital Invested	34	25	15	39	44
Management Fees ($ in millions)	667	788	919	1,092	1,271
Credit invests capital globally across North America, Europe, and Asia Pacific in a broad range of corporate debt and collateral-backed investments in diverse sectors. Our Credit strategies consist of the following components, which in aggregate total $288 billion of AUM as of December 31, 2025:

Leveraged Credit		Alternative Credit

		Private Credit		Strategic Investments Group (“SIG”)

$145bn	•Leveraged Loans •High Yield Bonds •CLOs	$135bn	•Asset-Based Finance - $85bn •Corporate Credit - $50bn	$8bn	•Capital Solutions •Opportunities Funds
ASSETS UNDER MANAGEMENT		ASSETS UNDER MANAGEMENT		ASSETS UNDER MANAGEMENT
Leveraged Credit strategies seek to invest globally in assets such as leveraged loans, high yield and investment grade bonds, and certain structured products such as CLOs. Within leveraged credit, we manage both single-asset class and multi-
asset class pools of capital. As of December 31, 2025, leveraged credit AUM totals $145 billion.
Alternative Credit consists of our private credit strategies and investments overseen by our credit platform’s strategic investments group strategy. Private Credit consists of asset-based finance (or “ABF”) and corporate credit. Across these strategies, we provide financing and capital solutions to high-quality corporates and asset owners around the world, spanning both investment grade and non-investment grade opportunities. The alternative credit sub-strategies are detailed below.
•Asset-based finance focuses on multi-sector investments secured by portfolios of financial assets including consumer and mortgage finance, commercial finance, contractual cash flows, and loans backed by hard assets across the risk-
return spectrum. We source and structure ABF investments through a combination of 20 captive origination platforms, portfolio acquisitions and structured investments, which together create a diverse sourcing engine for ABF deployment across both our high grade and opportunistic ABF strategies. ABF AUM has grown from $7 billion as of
December 31, 2020 to $85 billion as of December 31, 2025.
•Corporate credit focuses on directly originated private financing across the capital structure. Historically referred to as direct lending, its scope has expanded alongside market evolution into corporate private credit encompassing senior-secured and junior debt, as well as investment grade financings. Corporate credit AUM totals $50 billion as of
December 31, 2025.
•SIG provides partnership capital solutions to high quality mid-to-large cap companies, typically in situations requiring customized financing or strategic capital support. These investment opportunities may include senior and junior debt, preferred equity, convertible debt and structured equity. SIG AUM totals $8 billion as of December 31, 2025.

Liquid strategies, which is our hedge fund platform, consists of strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake. This principally consists of a 39.6% interest in Marshall Wace LLP, a global alternative investment manager specializing in long/short equity products. We only report a pro-rata portion of the assets under management of our hedge fund partnerships based on our percentage ownership in them. Liquid Strategies AUM totals
$34 billion as of December 31, 2025.
Capital Markets
Our Capital Markets business line is comprised of our global, but locally operated, capital markets business, which is integrated with KKR’s asset management business, and serves our firm, including our portfolio companies, our insurance business, and third-party customers by developing and implementing both traditional and non-traditional capital solutions for investments and companies seeking financing. These services include arranging debt and equity financing, placing and underwriting securities offerings, and providing other types of capital markets services that result in the firm receiving fees.
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
Our capital markets business also provides syndication services for co-investments in transactions participated in by KKR, our investment vehicles, Global Atlantic, and third-party clients, which may entitle the firm to receive transaction fees, management fees, and a carried interest. Third-party clients of our capital markets business include multi-national corporations, public and private companies, financial sponsors, mutual funds, pension funds, sovereign wealth funds, and hedge funds globally. Our capital markets business provides these clients with tailored financing solutions and differentiated access to capital through our distribution platform.
Capital markets transaction fees are generated across multiple geographies and are diversified by source. Data presented for the year ended December 31, 2025.

By Geography	By Source

Other KKR Strategies 12%
Traditional Private Equity 33%
Credit 8%
Core Private Equity 9%
Third-Party 15%
Infrastructure 23%

$930 million
$930 million

Capital markets transaction fees ($ in millions) have grown substantially over time:
$757
$490
$184
Reflects the average capital markets transaction fees of the periods represented.
Principal Activities
Through our Principal Activities business line, we manage our firm’s asset management balance sheet. To create alignment with our clients, we deploy our capital alongside their commitments to the investment vehicles we manage across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines. While it is typically a contractual requirement that we, as the general partner of the funds we manage, make capital commitments to our funds, we believe making general partner commitments also demonstrates our conviction in a given fund’s strategy. Our commitments to fund capital also occur where we are the holder of the subordinated notes or the equity tranche of investment vehicles that we sponsor, including structured transactions.
Over the last five years we have evolved our approach to the Principal Activities business line. While we continue to deploy capital alongside our clients, the magnitude of our commitments has declined given both the successful scaling of our investment vehicles, and therefore our business lines, and our decision to deploy capital from retained earnings into other areas. See “Capital Allocation” section for more details.
The Investment Income generated in Principal Activities begins with our commitments to investment vehicles at their outset. As those vehicles’ investments mature and are realized, they generate gains, losses, and interest and dividend income.
The deployment of capital alongside our clients this year is expected to create investment income multiple years from now.
We also use our own capital to bridge capital needs of our funds, to finance strategic asset management transactions, and for underwriting purposes in our capital markets business line, although some or all of the financial results of these actions may be reported in our other business lines. We may also make opportunistic investments through our Principal
Activities business line, which include co-investments alongside our Private Equity, Real Assets, and Credit funds, as well as
Principal Activities investments that do not involve those funds.
Investment Process
We maintain a rigorous investment process across all our investment strategies. Each investment vehicle has investment policies and procedures that generally contain requirements, guidelines, and limitations for investments, such as limitations relating to the amount that will be invested in any one investment and the types of assets, industries or geographic regions in which the vehicle will invest. Our investment professionals are responsible for identifying, evaluating, underwriting, diligencing, negotiating, executing, managing and exiting investments. Our investment committees, or similar committees, review and evaluate investment opportunities using frameworks that are designed to include qualitative and quantitative assessments of the key investment risks. Our investment professionals also have access to many advisors to assist them in this process, including outside accountants, consultants, lawyers, investment banks, and industry experts.

Our approach to investing focuses on achieving multiples of invested capital and attractive risk-adjusted internal rates of return (“IRRs”) by selecting high-quality investments that we believe are attractive in price, applying rigorous standards of due diligence when making investment decisions, implementing strategic and operational changes that drive growth and value creation in acquired businesses depending on the asset class, carefully monitoring investments, and making informed decisions when developing investment exit strategies.
We have developed a global network of experienced managers and operating professionals who can assist our portfolio companies in making operational improvements and achieving growth. We augment these resources with operational guidance from our operating professionals at KKR Capstone, executive advisors, senior advisors, industry experts, and other advisors. In addition to leveraging the resources of the firm, our infrastructure, real estate, and energy investment teams typically partner with technical experts and operators to manage our Real Assets investments.
Investment Vehicle Structures, Fee Arrangements and Carried Interest
Many investment funds that we sponsor and manage as the general partner have finite lives and investment periods.
These funds, called drawdown funds, typically receive commitments from our investors, known as limited partners, that are drawn down over time. We also manage open-ended or evergreen investment vehicles that do not have a fixed termination date. The following is a general description of our investment fund and vehicle lives.
•The terms of our drawdown private equity funds are typically 10 to 12 years from the date of the fund's first or last investment, subject to a limited number of extensions with the consent of the limited partners. Our drawdown funds for other asset classes have similar extension terms. The investment period for drawdown private equity funds generally lasts up to six years depending on how quickly capital is deployed. The life of our core private equity funds generally lasts for up to 25 years from the date of the first investment.
•Our infrastructure and real estate drawdown funds generally have investment periods of up to six years and generally have a fund term of 10 to 13 years.
•The term of our drawdown credit funds generally lasts for 8 to 10 years and may last up to 12 years. The investment period generally lasts four to five years depending on deployment pace.
•Open-ended or evergreen vehicles such as core infrastructure, core+ real estate, evergreen direct lending and the K-
Series vehicles do not have a fixed termination date.
The following is a general description of the management fees we earn. Management fees are generally based on an annual rate but typically payable on a monthly or quarterly basis.
•Management fees for our drawdown private equity funds generally range from 1.0% to 2.0% of committed capital during the fund's investment period and are generally 0.75% to 1.50% of invested capital after the expiration of the fund's investment period, which causes these fees to be subsequently reduced as investments are liquidated.
•Management fees for drawdown infrastructure and real estate funds generally range from 0.75% to 1.50% and are typically charged on committed capital during the investment period and on invested capital thereafter.
•Management fees for drawdown credit funds generally range from 0.85% to 1.50% of invested capital and vary depending on the strategy and targeted return.
•Management fees for CLOs typically range from 0.4% to 0.5% based on asset value. Other leveraged credit management fees typically range from 0.4% to 0.8%.
•Open-ended or evergreen vehicles such as core infrastructure, core+ real estate, evergreen direct lending and the K-
Series vehicles generally have management fees ranging from 0.50% to 1.25% of gross or net asset value, or equity value.
We also enter into monitoring agreements with our portfolio companies pursuant to which we receive periodic monitoring fees in exchange for providing them with management, consulting, and other services. Monitoring agreements may provide for a termination payment following an initial public offering or change of control, if certain criteria are satisfied.
We also typically receive transaction fees for providing portfolio companies with financial, advisory, and other services in connection with specific transactions. In some cases, we may be entitled to break-up or other fees that are paid when a potential investment is not consummated. Since 2014, our fund agreements typically require us to share 100% of any monitoring, transaction, and break-up fees that are allocable to a fund (after reduction for “broken deal” expenses) with fund investors, therefore these types of fees, when generated, are uniquely driven by co-investment opportunities.
KKR receives a performance participation allocation from many of our open-ended or evergreen vehicles subject to a preferred return and a high-water mark. These fees are known as Fee Related Performance Revenues.

KKR is generally entitled to a carried interest that allocates 10 to 20% of the net profits realized by the limited partners from the fund’s investments depending on the asset class. For most carry funds, the carried interest is subject to a preferred return or hurdle generally ranging from 6 to 8%, subject to a catch-up allocation to us as the general partner. The timing of receipt of carried interest is dictated by multiple factors including, but not limited to: (i) a realization event has occurred, (ii)
the fund has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and (iii) with respect to investments with a fair value below cost, cost has been returned to fund investors in an amount sufficient to reduce remaining cost to the investments' fair value.
For a fund that has an overall fair value above cost, and may otherwise be accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a
"netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow us to receive carried interest distributions are instead used to “fill” a netting hole by  returning invested capital to our funds' limited partners in an amount equal to the netting hole. We monitor netting holes in determining the timing of when the general partner of a fund distributes carried interest to mitigate the risk of a future “clawback” obligation where the general partner must return previously paid carried interest to the funds’ limited partners.
For a further discussion of netting holes and clawback obligations, see "Management's Discussion and Analysis of
Financial Condition and Results of Operations “—Liquidity—Sources of Liquidity", “—Critical Accounting Policies and Estimates
—Critical Accounting Policies and Estimates – Asset Management—Revenues—Capital Allocation-Based Income (Loss)", and
"Risk Factors—Risks Related to Our Business—The "clawback" provisions in the agreements governing our carry-paying funds have in the past and may in the future give rise to a contingent obligation that requires us to return or contribute significant cash amounts to our funds and fund investors."
All of our investment management services and terms are governed by management agreements with KKR or specific KKR subsidiaries registered as investment advisers. For further information about the regulation of our subsidiaries involved in the asset management business, please see "—Regulation".
Investor Base and Fundraising
We have a broad investor base across institutions and individual investors spanning 65 countries. Our institutional investor base is diversified by type, including public and corporate pension funds, insurance companies, sovereign wealth funds, endowments, foundations, and investment managers. As our Assets Under Management grow, the types and numbers of investors who entrust us with their capital continue to diversify and scale across client segments and geographies.
Composition of AUM by investor type as of December 31, 2025:
(1) “Other” largely includes our general partner positions in our own investment vehicles and select publicly traded vehicles.

Over the last five years, we have focused on private wealth as a key addressable market and as a result, we have devoted significant resources to designing and offering investment solutions to individual investors. Our private wealth capital comes from multiple sources, including wirehouses, independent broker-dealers, registered investment advisers, global private banks, and family offices, amongst others. These investors allocate capital to KKR across both drawdown vehicles and evergreen vehicles, such as our K-Series vehicles. We also have a strategic partnership with Capital Group, a privately owned
U.S. investment management firm, which provides access to KKR investment capabilities through Capital Group sponsored vehicles.
•K-Series: The K-Series suite of vehicles are offered through various distribution channels to investors in the U.S. and other jurisdictions around the world. We have K-Series vehicles that operate or invest in private equity companies, infrastructure assets, credit investments, and real estate. As of December 31, 2025, total K-Series AUM was $34 billion, which has grown significantly over the past three years.
K-Series AUM ($ in billions):
•Capital Group Strategic Partnership: Our two fixed income public-private solutions created in collaboration with
Capital Group launched in April 2025. Additionally, Capital Group offers a public-private equity product, which as part of its private side strategy invests in a K-Series private equity vehicle, as well as in private equity co-investment opportunities. We have announced the development of additional offerings alongside Capital Group that will seek to broaden private market access for retirement savers via target date fund solutions and public-private model portfolios.

Insurance
Our insurance business operates under the Global Atlantic brand. Global Atlantic is a leading retirement and life insurance company, with an over 20-year track record of providing a broad suite of protection, legacy, and savings products to customers and reinsurance solutions to clients across individual and institutional markets.
Prior to KKR’s involvement, Global Atlantic was founded at Goldman Sachs in 2004 and was separated as an independent company in 2013. KKR acquired a majority controlling interest in Global Atlantic on February 1, 2021 (approximately 60%), and acquired the remainder of Global Atlantic on January 2, 2024, increasing our ownership to 100%.
2013
2021
2024
2004
Founded at Goldman Sachs
Separated as independent
company
Initial KKR Strategic
Acquisition (majority
owner)
KKR acquired remaining
stake (100% ownership)
Global Atlantic AUM since KKR’s acquisition ($ in billions):
Note: Global Atlantic FPAUM as of December 31, 2025 is $213 billion.
Global Atlantic primarily generates income by earning a spread between the investment income generated from originated assets and the required cost of benefits payable to policyholders. Global Atlantic also earns fees paid by policyholders on certain types of insurance contracts and fees paid by third-party investors, which are reported in our asset management segment.  As of December 31, 2025, Global Atlantic serves over 3.5 million policyholders.
Our investment expertise, broad range of investment management services, and strong origination capabilities are key to generating attractive risk-adjusted returns for Global Atlantic. We seek to focus on investments for Global Atlantic that have the potential to generate stable, predictable, long-dated asset cash flows, are of high credit quality, and that focus on capital protection. These kinds of investments have historically consisted of corporate debt, structured products, transportation assets, infrastructure assets, and commercial and residential real estate loans and securities, amongst other asset classes.
However, Global Atlantic’s investments are not limited to solely those asset classes. We believe that matching asset and liability cash flows at Global Atlantic is key to protecting our policyholders and achieving our target returns for our insurance business.
Global Atlantic operates in the following two complementary markets: individual and institutional. As of December 31,
2025, 41% of Global Atlantic’s reserves were in its individual markets and 59% were in its institutional markets. We believe this diversification across liability types provides a strong risk mitigant for our insurance business.

Individual Markets. We seek to reach individuals in the United States who are planning for or are already in retirement. The individual markets products we offer are listed below.
•Fixed-Rate and Fixed-Indexed Annuities. With an annuity product, the policyholder provides Global Atlantic a cash payment, in exchange for earning interest on a tax deferred basis and the ability based on contractual terms to take a lump sum or periodic withdrawals of their account value. Fixed-rate annuities offer policyholders tax-deferred savings accumulation and income based on a fixed rate that may be guaranteed for a period of time. Fixed-indexed annuities also allow the policyholder to elect strategies where interest is credited based on the performance of a market index. This selection allows the policyholder to participate in the upside performance of the selected index, subject to limits and protection from downside market risks. We also increasingly offer registered index-linked annuities, which has the potential for greater returns as well as potential principal loss unlike fixed-indexed annuities.
Our annuity products are distributed primarily through a network of distribution partners, including over 250 banks and broker-dealers and approximately 200 independent marketing organizations.
•Preneed Life. For preneed life products, the policyholder generally purchases the insurance product along with a contract with a funeral home. This insurance product guarantees the policyholder the payment of proceeds to pay for a funeral. Our preneed life insurance products are distributed primarily through approximately 2,400 funeral homes.
Institutional Markets. We provide our institutional clients with a range of customized solutions to assist them in meeting their strategic, risk management, and capital goals. Our institutional solutions include block and flow reinsurance, pension risk transfer (“PRT”), and funding agreements. Our reinsurance solutions are offered through a client coverage effort focused on domestic and international retirement and life companies, including block and flow transactions with counterparties based in
Asia. Since Global Atlantic’s founding, it has closed reinsurance transactions with over 30 clients. By reinsuring policies, the institutional client typically seeks to reduce or release capital that it held for the reinsured business so that it can use such capital for other business goals. We also participate in the funding agreement market, including through our membership with
Federal Home Loan Banks ("FHLBs") and with our funding agreement backed notes ("FABN") program. The institutional markets solutions we offer are listed below in more detail.
•Block reinsurance is a transaction in which an insurance company divests a block of policies to Global Atlantic in exchange for Global Atlantic’s obligation to pay a specified portion of future insurance claims arising from that block in exchange for a transfer of assets. Global Atlantic focuses on reinsuring retirement and life liabilities.
•Flow reinsurance is an agreement in which an insurance company writes new retail policies and shares an economic portion of such newly issued policies with Global Atlantic, as its reinsurer, on an ongoing basis. Global Atlantic operates in flow reinsurance by partnering with insurance companies that sell retirement products, such as multi-
year guaranteed annuities or single premium immediate annuities.
•PRT is a transaction in which a pension plan sponsor, such as a corporation, transfers the risk associated with the pension plan’s liabilities to Global Atlantic. Global Atlantic directly underwrites PRT transactions and also operates in the PRT market indirectly through reinsurance relationships with insurance company clients that directly underwrite and assume corporate pension liabilities.
•Funding agreements, including funding agreements issued under Global Atlantic’s FABN program, direct funding agreements sold to institutions, and funding agreements issued to the FHLB, are a deposit-type contract issued by
Global Atlantic. In general, a funding agreement provides its holder with a guaranteed return of principal and periodic interest payments. As of December 31, 2025, Global Atlantic had $8 billion of funding agreements outstanding under the FABN program.

The following table represents Global Atlantic’s new business volumes by business and product for the last five years:

	Years Ended December 31,
($ in millions)	2021	2022	2023	2024	2025

Individual Channel (1):
Retirement Products	$7,840	$9,464	$11,138	$14,821	$12,339
Preneed Life	245	277	299	605	1,139

Institutional Channel (2)(3)	$26,165	$18,377	$22,622	$27,115	$20,953
(1)New business volumes in individual markets are referred to as sales. In Global Atlantic's individual market channel, sales of annuities include all money paid into new and existing contracts. Individual market channel sales for preneed life are based on the face amount of insurance and do not include the recurring premiums that policyholders may pay over time.
(2)Block reinsurance transactions may be episodic and volumes may fluctuate. Similarly, funding agreements issued in the FABN program are subject to capital markets conditions and volumes may fluctuate. Flow and pension risk transfer new business volumes typically occur throughout the year. See “—
Risks Related to Our Business—Parts of our earnings and cash flow are highly variable due to the nature of our business.”
(3)New business volumes from Global Atlantic’s institutional market channel are based on the assets assumed, net of any ceding commission, and are gross of any retrocessions to investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic and to other third party reinsurers.
Insurance Capital
Capital strength allows insurance companies to meet their future policyholder obligations and to support the growth of their businesses. We believe Global Atlantic is well capitalized, and its capital position, combined with annual capital generation from its seasoned in-force book of business - in addition to committed third-party capital commitments - will help fund new business volume. We manage Global Atlantic’s capital and liquidity position with the objective of maintaining excess capital and liquidity to be able to capture investment opportunities as they arise and meet policyholder obligations, even in times of foreseeable stress.
The financial strength of Global Atlantic’s life insurance operating subsidiaries is rated highly by several ratings agencies.
The financial strength ratings of these subsidiaries are “A” with a stable outlook from A.M. Best Company, Inc. (“A.M. Best”),
“A2” with a stable outlook from Moody’s Investors Service, Inc. (“Moody’s”), “A” with a stable outlook from S&P Global
Ratings (“S&P”), and “A” with a stable outlook from Fitch Ratings, Inc. ("Fitch").
To support growth strategies and capital deployment opportunities, we also sponsor investment vehicles raised from third-party capital, such as the Ivy investment vehicles, to participate alongside Global Atlantic’s institutional and individual market activities. These Global Atlantic sponsored vehicles provide third-party capital to support various combinations of reinsurance, insurance and other potentially strategic activities.  As of December 31, 2025, $58 billion of Global Atlantic AUM is provided by these Global Atlantic sponsored vehicles.
For further information about insurance business, which is subject to substantial regulation, please see "—Regulation".

Strategic Holdings
Our Strategic Holdings segment, which we started reporting in the first quarter of 2024, acquires and manages interests in operating companies that are owned by the firm. Today, those companies primarily consist of our participation in our core private equity strategy. We have acquired, and in the future we expect to continue to acquire, other long-term assets outside of, and in addition to, our participation in our core private equity strategy. Strategic Holdings is not limited to acquiring companies in specific industries. We intend to hold the companies in our Strategic Holdings segment over a longer period of time, and we believe most of these companies generally have a lower risk profile than would be typical for an investment through our traditional private equity strategy. We currently expect our Strategic Holdings segment primarily to generate income from the receipt of dividends from our ownership stakes in these businesses and, upon the sale of any ownership stake, realized investment income from such sale. As of December 31, 2025, our Strategic Holdings segment consisted of our ownership stakes in 19 companies.
The fees and carried interest paid by the third party investors in our core private equity funds continue to be reported in our Asset Management segment and are not reported in our Strategic Holdings segment. Our Asset Management segment charges a quarterly management fee in our Strategic Holdings segment. Additionally, our Asset Management segment charges a performance fee from the sale of our interests in the companies included in our Strategic Holdings segment. The management and performance fees are charged in order to represent the cost of providing advisory services by our Asset
Management segment rather than determining the allocable costs borne by our Asset Management segment to support our
Strategic Holdings segment.
Based on information made available to management as of December 31, 2025, the following represents KKR’s pro-rata portion of LTM Adjusted EBITDA(1) of operating companies in Strategic Holdings as of September 30, 2025:

By Geography	By Industry
Based on information made available to management as of December 31, 2025, the following represents KKR’s pro-rata portion of LTM Adjusted Revenue(1) and LTM Adjusted EBITDA(1) of operating companies in Strategic Holdings as of September
30, 2025:

Adjusted Revenue(1)	Adjusted EBITDA(1)
$4.4 billion	$1.1 billion
(1)Represents the measure(s) management currently uses to monitor the operating performance of the businesses that are carried on a fair value basis with dividends recognized in Strategic Holdings Operating Earnings.

Capital Allocation
Our current capital allocation framework focuses primarily on investing our excess earnings back into KKR with the goal of generating recurring and durable growth-oriented earnings per share. KKR employees own approximately 30% of outstanding shares of common stock of KKR & Co. Inc. (assuming the exchange of all vested equity for common stock) as of December 31,
2025. With this significant level of ownership, we believe that our allocation decisions are aligned with our common stockholders and that we are focused on where we can generate long-term shareholder value. Our framework is focused on four key areas for allocating our capital, including to: strategic M&A, Insurance, Strategic Holdings, and share repurchases.
Sustainability
In our experience, the thoughtful review and management of sustainability, regulatory, and geopolitical issues can be an essential part of long-term business success. We believe incorporating such business-relevant issues in our investment process can help us both protect and create value. Where appropriate we seek to invest responsibly by incorporating sustainability, regulatory, and geopolitical considerations into our investment decision-making and investment management practices using an approach that prioritizes business-relevant topics that KKR considers most significant for creating, maximizing and protecting the value of our portfolio companies and assets. One example is KKR’s support of the implementation of broad-based employee ownership programs at its portfolio companies with the goal of improving their financial performance through employee engagement and financial inclusion. As of December 31, 2025, more than 80 current or former KKR portfolio companies have in aggregate awarded billions of dollars in equity to over 180,000 non-senior management employees.
Our Responsible Investment Policy, which is publicly available, articulates KKR’s responsible investment framework and approaches that KKR believes are broadly relevant for each asset class. Our annual Sustainability Report and other sustainability disclosures, which are also publicly available on our website, provide further details about our approach to integrating sustainability across our investments and operations.
Human Capital
We believe our people and our culture are critical to our success and differentiate our firm. We strive to create a workplace environment where employees thrive both professionally and personally. At KKR, our philosophy is to ensure we rigorously and effectively invest in our people throughout their careers. Our key focuses include driving exceptional performance and enhancing our firm's culture of collaboration. Our teams operate with a distinct culture that rewards investment discipline, creativity, determination, and patience, and emphasizes the sharing of information, resources, expertise and best practices across offices and asset classes.
We believe our one-firm approach helps ensure we share responsibility and success. This approach extends to our compensation program, which is based on the performance of KKR as a whole, in addition to an individual’s contributions. Our assessment, pay, promotion, and succession processes are designed to engage and reward employees, and we believe that this structure promotes collaboration and resource sharing, encourages shared accountability, and aligns interests across all of our stakeholders. Employees typically receive a base salary and may be eligible for a discretionary cash bonus and discretionary equity compensation. Select employees are also eligible to receive an incentive allocation in our carry pool. Our equity awards are an important element of our compensation program. These awards help attract highly skilled people in our highly competitive industry, encourage retention, and align the financial interests of our employees with the firm. We believe that providing an equity stake in the future success of our business motivates employees to achieve long-term business goals and to increase stockholder value.
The primary objective of human capital management at KKR is to attract, develop, and retain exceptional talent by providing everyone with meaningful and well-understood careers with an emphasis on employee training and professional development. Where appropriate, we offer workshops, mentoring, and executive coaching to supplement on-the-job experiences and ongoing feedback and coaching to maximize performance. We also prioritize physical, mental, and emotional health and wellness, and offer a variety of tools and resources to our employees so they can make informed health care decisions for themselves and their families.

KKR seeks to actively invest in our communities and engage our employees and other stakeholders in impactful citizenship efforts. KKR offers philanthropic, volunteer, and other forms of engagement to strengthen communities and expand opportunity around the globe. KKR hosts volunteer events and provides grants for matching gifts and volunteer rewards each year. KKR is proud to amplify the efforts of employees, supporting the communities in which they live and the causes and organizations of greatest importance to them.
As a people driven business, we believe a breadth of perspectives, skills, and experiences working together collaboratively is the most effective means of producing exceptional results. We pursue this aspiration through our various internal committees, strategic external partnerships, and broader engagement in different communities. We believe this multi-faceted approach enhances our opportunity to attract, develop, and retain the best possible talent, which we believe is integral to our success.
As of December 31, 2025, we employed 5,043 people worldwide(1):

Asset Management	2,705
Insurance	1,491
Subsidiary Organizations (2)	847
Total Employees	5,043
(1)The employment headcount categories above align with our internal human capital headcount reporting and may differ in certain aspects with respect to our employees who are responsible for generating the financial results within each of our three reporting segments. Certain employees reported in the separate categories above, including our business operations professionals, may also perform certain functions in support of another headcount category.
Our strategic holdings segment is supported by employees within the asset management headcount category.
(2)Includes employees from certain of our majority owned and controlled subsidiaries such as KJRM and K-Star.
Our asset management employees includes investment, capital markets, and capital raising professionals, our team of operating professionals at KKR Capstone, and our business operations professionals (some of whom may also support our insurance business). As of December 31, 2025, we employed approximately 980 asset management professionals, including those in investments, capital markets, and KKR Capstone operating roles.
Competition
Our asset management and capital markets businesses operate in an intensely competitive industry. We compete globally and on a regional, industry and product-specific basis. The firm's competitors consist primarily of traditional and alternative asset managers that sponsor public and private investment vehicles, investment banks (including activities conducted by their broker-dealers and investment advisers), commercial finance companies, and operating companies acting as strategic buyers. These competitors compete with us on a global basis, and we also face competition from local and regional firms, financial institutions, and sovereign wealth funds in the various countries in which we invest.
We believe that competition for fundraising for institutional and individual investor capital is based on a variety of factors, including investment performance, investor liquidity and willingness to invest, investor reputation, including focus and alignment of interest, duration of relationships, quality of services, and pricing and fund terms, including fees.
We believe that competition for investment opportunities and capital markets transactions is based primarily on pricing, terms, and structure of a proposed transaction and certainty of execution.
Our insurance business also operates in a highly competitive industry, with a variety of competition from large and small industry participants, including life and annuities businesses owned by or with strategic partnerships with alternative asset managers. We believe competition in the individual market business is based on a variety of factors, including initial crediting rates, reputation, product features, customer service, distribution capabilities and financial strength ratings. We believe competition in the institutional market business is also based on a variety of factors, including: execution track record, underwriting expertise, access to capital, counterparty creditworthiness, reputation, structuring capabilities, and client and regulatory relationships.
Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively within our industries will depend upon our ability to attract new employees and retain and motivate our existing employees.
For additional information regarding the level of competition we face, see "Risk Factors—Risks Related to Our Business—
We operate in a highly competitive industry.”

Organizational Structure
The following simplified diagram, which excludes multiple legal entities, illustrates our organizational structure as of
February 27, 2026.
(1)KKR Management LLP, which is owned by senior KKR employees, is the sole holder of Series I preferred stock of KKR & Co. Inc. The Series I preferred stock will be redeemed and cancelled, and KKR & Co. Inc.'s common stock will become vested with all common voting powers on a one vote per share basis, on the "Sunset Date" (which will be no later than December 31, 2026 as provided in the Reorganization Agreement); see "Part III—Item 13.
Certain Relationships and Related Transactions, and Director Independence" in this report.
(2)Carried interest earned from our investment funds is allocated to KKR Associates Holdings L.P., which we refer to as the carry pool, from which up to
80% of the carried interest that is earned from our investment funds is allocable to our employees and other persons.  A wholly-owned subsidiary of KKR
& Co. Inc. will control the carry pool on the "Sunset Date". KKR Associates Holdings L.P. is indirectly a limited partner of KKR Group Partnership L.P.
Other limited partners of KKR Group Partnership L.P. include KKR Holdings II, KKR Holdings III, and KKR Group Holdings L.P. (formerly KKR Holdings), which is majority-owned by KKR Group Co. Inc.
(3)Includes Kohlberg Kravis Roberts & Co. L.P., an SEC-registered investment adviser, which in turn is the parent company of certain other investment management and broker-dealer subsidiaries.
(4)Includes our insurance business operated by Global Atlantic.

Regulation
We are required to comply with numerous laws and regulations applicable to our business in various countries around the world.  Our compliance with these laws and regulations is critical to our ability to operate our business, and the potential failure to comply subjects us to many material risks and uncertainties. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on, among other things, the type of business activity involved. We, in conjunction with our outside advisors and counsel, seek to manage our business and operations in compliance with such regulation and supervision. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted.
Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition and results of operations. As a matter of public policy, the regulatory bodies that regulate our business activities are generally responsible for safeguarding the integrity of the securities, insurance and financial markets and protecting fund investors and policyholders who participate in those markets rather than protecting the interests of our stockholders. For further information regarding potential risks relating to these and other regulatory and legal requirements that could significantly affect our business, see the "Risk Factors" section of this report, including "—Risks
Related to Regulatory Matters."
United States
Regulation as an Investment Adviser
We conduct our advisory business through our investment adviser subsidiaries, including Kohlberg Kravis Roberts & Co.
L.P., KKR Credit Advisors (US) LLC, KKR Registered Advisor LLC and KKR Credit Advisors (Singapore) Pte. Ltd., each of which is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940 (the "Investment Advisers Act").
We also jointly own with a third party FS/KKR Advisor, LLC, which is an investment adviser registered with the SEC under the
Investment Advisers Act. In addition, we own Global Atlantic's investment adviser, Global Atlantic Investment Advisors, LLC, which is another investment adviser registered with the SEC under the Investment Advisers Act. The investment advisers are subject to, among other Investment Advisers Act provisions, the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions, which apply to our relationships with our advisory clients globally, including funds that we manage. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our fund investors and our investments, including for example restrictions on agency cross and principal transactions. Our registered investment advisers are subject to periodic SEC examinations and other requirements under the Investment
Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, record-keeping and reporting requirements, and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation or suspension of registrations, and other censures and fines.
KKR Credit Advisors (US) LLC, KKR Registered Advisor LLC and Kohlberg Kravis Roberts & Co. L.P. are also subject to regulation as investment advisers to investment companies registered under the Investment Company Act and such registered investment companies, "RICs"). RICs advised by our investment advisers include KKR Income Opportunities Fund
(NYSE: KIO), KKR Asset-Based Finance Fund (an interval fund) and KKR Real Estate Select Trust Inc. (a tender offer fund). RICs sub-advised by our investment advisers include Capital Group KKR Core Plus+ and Capital Group KKR Multi-Sector+. The
Investment Company Act and the rules thereunder, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or restrict principal transactions and joint transactions. FS/KKR
Advisor serves as investment adviser to FS KKR Capital Corp. (NYSE: FSK), a publicly listed BDC, KKR FS Income Trust, a privately-offered BDC, and KKR FS Income Trust Select, a privately-offered BDC, which are subject to regulations applicable to
BDCs under the Investment Company Act, including portfolio construction requirements and limitations on transactions with affiliates. Certain subsidiaries of Kohlberg Kravis Roberts & Co. L.P. also serve as investment advisers to publicly listed companies, including KKR Real Estate Finance Trust Inc. (NYSE: KREF) and Crescent Energy (NYSE: CRGY). Our investment advisers registered under the Investment Advisers Act may also act as sub-advisors to investment companies, including KKR
Credit Advisors (US) LLC, which serves as the investment sub-adviser to an Australian listed investment trust, KKR Credit
Income Fund (ASX: KKC).

Regulation as a Broker-Dealer
KKR Capital Markets, LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC under the Exchange Act and in 53 U.S. states and territories, and is a member of FINRA. Global Atlantic's distribution of insurance products that are regulated as securities is conducted by Global Atlantic Distributors, LLC, which is also registered as a broker-dealer with the
SEC under the Securities Exchange Act of 1934 and in 52 U.S. states and territories, and is also a member of the FINRA. As registered broker-dealers, KKR Capital Markets, LLC and Global Atlantic Distributors, LLC are subject to periodic SEC, state and
FINRA examinations and reviews. A broker-dealer is subject to legal requirements covering all aspects of its securities business, including sales and trading practices, public and private securities offerings, the suitability of investments, use and safekeeping of customers' funds and securities, capital structure, record-keeping and retention, and the conduct and qualifications of directors, officers, employees, and other associated persons. These requirements include the SEC's "uniform net capital rule," which specifies the minimum level of net capital that a broker-dealer must maintain, requires a significant part of the broker-dealer's assets to be kept in relatively liquid form, imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing its capital and subjects any distributions or withdrawals of capital by a broker-dealer to notice requirements. These and other requirements also include rules that limit a broker-dealer's ratio of subordinated debt to equity in its regulatory capital composition, constrain a broker-dealer's ability to expand its business under certain circumstances and impose additional requirements when the broker-dealer participates in securities offerings of affiliated entities. Violations of these requirements may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its officers or employees or other similar consequences by regulatory bodies.
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
Finally, while the United States federal government in most contexts currently does not directly regulate the insurance business, the Federal Insurance Office established by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the
"Dodd-Frank Act") now has an oversight role with respect to insurance regulation.
Regulation Related to Special Servicing
Our wholly-owned subsidiary, K-Star Asset Management LLC ("K-Star"), serves as a special servicer for certain CMBS and
CLO transactions in which funds and/or accounts managed by our investment adviser subsidiaries have controlling positions.
Its business is subject to state regulations in certain states in which it operates, including regulations requiring K-Star to maintain a special servicer rating from Fitch, S&P Global Ratings, and DB Morningstar, applicable regulations in the states in which such serviced property is located, and other regulations applicable to K-Star's obligations under the relevant servicing agreements.
Ireland and Other European Union Countries
We have a number of subsidiaries which are authorized and regulated by the Central Bank of Ireland (the “CBI”). The CBI
is responsible for, among other things, regulating and supervising firms that provide financial services in Ireland, including broker-dealers and investment firms. The CBI also develops and maintains regulatory policies for Ireland's financial services sector. The CBI has the authority to approve applications from financial services providers in Ireland, monitor compliance with its standards, and take enforcement action for non-compliance. Violation of the CBI's requirements may result in administrative sanctions; investigations; refusal, revocation or cancellation of authorization or registrations; criminal prosecution; and/or reports to other agencies.
KKR Alternative Investment Management Unlimited Company, KKR Credit Advisors (Ireland) Unlimited Company and KKR
Capital Markets (Ireland) Limited are regulated by the CBI. KKR Alternative Investment Management Unlimited Company is an
authorized European Union ("EU") alternative investment fund manager permitted to conduct portfolio management, risk management and certain administrative activities. KKR Credit Advisors (Ireland) Unlimited Company is authorized to carry out a number of regulated activities under the Markets in Financial Instruments Directive (“MiFID”), including receiving and transmitting orders, portfolio management and providing investment advice. KKR Credit Advisors (Ireland) Unlimited
Company is also subject to regulatory supervision in France through KKR Credit Advisors Ireland Paris Branch, where this entity operates under the MiFID Freedom of Establishment rules. KKR Capital Markets (Ireland) Limited is authorized to engage in a number of regulated activities regulated under MiFID, including dealing as principal or agent, and making arrangements in relation to certain types of specified investments. KKR Credit Advisors (Ireland) Unlimited Company and KKR
Capital Markets (Ireland) Limited also benefits from a passport under the single market directives to offer services cross border into all countries in the European Economic Area.
In Europe, we operate in accordance with the EU Alternative Investment Fund Managers Directive (the “AIFMD”), which establishes a comprehensive regulatory and supervisory framework for alternative investment fund managers (“AIFMs”) that manage or market alternative investment funds in the EU. The AIFMD imposes various substantive regulatory requirements on AIFMs, including a subsidiary of ours, KKR Alternative Investment Management Unlimited Company, which is authorized as an AIFM by the Central Bank of Ireland. KKR Alternative Investment Management Unlimited Company is also subject to limited regulatory supervision in Germany through its KKR Alternative Investment Management - Frankfurt Branch,
established in accordance with the Freedom of Establishment provisions of the Alternative Investment Fund Managers
Directive.

United Kingdom
We have several subsidiaries which are authorized and regulated by the FCA under the Financial Services and Markets Act
2000 ("FSMA"). FSMA and related rules govern most aspects of investment business, including investment management, sales, research and trading practices, provision of investment advice, corporate finance, use and safekeeping of client funds and securities, regulatory capital, record-keeping, margin practices and procedures, approval standards for individuals, anti-
money laundering, periodic reporting, and settlement procedures. The FCA is responsible for administering these requirements and our compliance with the FSMA and related rules. Violations of these requirements may result in censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion from certain "controlled functions" within the financial services industry of officers or employees performing such functions or other similar consequences.
KKR Capital Markets Partners LLP has permission to engage in a number of regulated activities regulated under FSMA, including dealing as principal or agent and arranging deals in relation to certain types of specified investments and arranging the safeguarding and administration of assets. Kohlberg Kravis Roberts & Co. Partners LLP has permission to engage in a number of regulated activities including advising on and arranging deals relating to corporate finance business in relation to certain types of specified investments. KKR Credit Advisors (EMEA) LLP has permission to engage in a number of regulated activities including dealing as agent, managing, advising on and arranging deals in relation to certain types of specified investments and arranging the safeguarding and administration of assets.
Bermuda
Our insurance subsidiaries organized in Bermuda, Global Atlantic Re Limited and Global Atlantic Assurance Limited, and
reinsurance co-investment vehicles sponsored by Global Atlantic are subject to regulation and supervision by the Bermuda
Monetary Authority ("BMA") and compliance with all applicable Bermuda laws and Bermuda insurance statutes and regulations, including but not limited to the Bermuda Insurance Act. The Bermuda Insurance Act grants to the BMA powers to supervise, investigate, and intervene in the affairs of insurance companies and to approve any change or controllers. The
Bermuda Insurance Act imposes solvency, capital and liquidity standards and auditing and reporting requirements on
Bermuda insurance companies. The Bermuda Insurance Act prohibits our Bermuda insurance subsidiaries from declaring or paying any dividends during any financial year unless certain financial conditions are met or prior approval from the BMA is received. A Bermuda licensed insurer is required to maintain a sufficiently staffed principal office in Bermuda.
Asia-Pacific
We conduct investment advisory and capital markets businesses in the Asia-Pacific region through subsidiaries including
KKR Capital Markets Japan Limited, a Type I and Type II Financial Instruments Business Operator under the Financial
Instruments and Exchange Act of Japan, KKR Capital Markets Asia Limited, a Hong Kong licensed asset manager and broker-
dealer licensed by the Securities and Futures Commission in Hong Kong, KKR Capital Markets Asia II Limited, broker-dealer licensed by the Securities and Futures Commission in Hong Kong, and KKR Singapore Pte. Ltd. and KKR Credit Advisors
(Singapore) Pte. Ltd., which each hold a capital markets services license for fund management and are regulated by the
Monetary Authority of Singapore (the latter of which is also an SEC-registered investment adviser).
Other Jurisdictions
Certain other subsidiaries or funds that we advise are registered with, have been licensed by or have obtained authorizations to operate in their respective jurisdictions other than the jurisdictions described above, including Australia,
Canada, Cayman Islands, China, India, Korea, Luxembourg, Mauritius, Saudi Arabia, and United Arab Emirates (Dubai
International Financial Centre and Abu Dhabi Global Market). These registrations, licenses or authorizations relate to providing investment advice, broker-dealer activities, marketing of securities, and other regulated activities. Failure to comply with the laws and regulations governing these subsidiaries and funds that have been registered, licensed or authorized could expose us to liability and/or damage our reputation.

Website and Availability of SEC Filings
Our website address is www.kkr.com. Information on our website is not incorporated by reference herein and is not a part of this report. We make available free of charge on our website or provide a link on our website to this report on Form
10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our Investor Relations website, available at ir.kkr.com, and then visit the "SEC Filings & Annual Letters" section of this website. In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov.
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

ITEM 1A. RISK FACTORS
You should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes.
Any of the following risks could materially and adversely affect our business, financial condition, results of operations, cash flows, and prospects.  Many risks discussed in this report also impact our investment vehicles, portfolio companies and other investments, including balance sheet investments, which may, in turn, materially and adversely impact KKR.  When discussing our risks in this report, unless the context requires otherwise, references to (i) our investments include our portfolio companies, which are typically companies in which we have a controlling equity interest or other investment with significant influence, (ii) investors refers to the investors in our funds and other investment vehicles, and (iii) investments that we make or own on our balance sheet include the portfolio companies reported in our Strategic Holdings segment and investments held by our insurance subsidiaries.  We could also be materially and adversely affected by other risks that are not known to us or that we currently believe to be immaterial.  The following risk factors have been organized by category within risks related to our business, regulatory framework, investment activities, insurance activities, and our organizational structure; however, many of the risks are interrelated, and as a result, should be read together to fully understand the risks involved with investing in our securities.  See also “Business—Regulation” and “Management’s Discussion and Analysis of Financial
Condition and Results of Operations” for a discussion of certain business, competitive, regulatory, market, economic and other conditions that may materially and adversely affect us.
Risks Related to Our Business
Difficult market and economic conditions can, and periodically do, materially and adversely affect KKR.
Our business is materially affected by market and economic conditions and events throughout the world, including conditions relating to interest rates, fiscal and monetary stimulus (and stimulus withdrawal), availability of credit, inflation rates, economic growth, changes in laws, trade barriers, commodity prices, foreign exchange rates and controls, and liquidity conditions in equity and debt capital markets.  These market and economic conditions are not in our control and are often difficult, if not impossible, to predict, manage, mitigate, hedge or foresee.  Examples of how market and economic conditions may materially and adversely affect our business and financial results include negative impacts to us from any or all of the following:
•the performance and value of the investments held by us and our investment vehicles,
•opportunities for us and our investment vehicles to make, exit and realize value from our and their investments,
•our ability to find suitable investments or secure financing for investments on attractive terms, or at all,
•the attractiveness of our investment vehicles and insurance products to investors and policyholders, respectively, including our ability to raise capital for new or successor funds and other investment vehicles on attractive terms,
•the frequency and size of fees generated from our capital markets business in connection with the issuance and placement of equity and debt securities, loans and credit facilities,
•the availability and cost of capital for our insurance subsidiaries and our investment vehicles’ portfolio companies,
•policyholder behavior, including policyholders electing to defer paying insurance premiums, stop paying insurance premiums altogether, or surrender their policies, and
•the cost of providing guaranteed insurance benefits, insurance capital requirements and collateral requirements.
See also “—Risks Related to our Investment Activities—Various conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments” below.
Global, regional and local events outside of our control, including geopolitical events and natural disasters, could materially and adversely impact KKR.
We are a global financial institution with operations, investors and investments located around the world.  Geopolitical developments, including the imposition of protectionist measures by countries such as sanctions, restrictions on foreign direct investment, trade barriers, tariffs, export controls and other governmental actions related to international trade agreements and policies that materially constrain cross-border flows of capital, goods, or data, may impact our investment activities and investments.  In addition, other geopolitical developments such as political instability, civil unrest, and national and international security events (including the outbreak of war, military action, terrorist acts or other hostilities), can, and occasionally do, materially and adversely impact our ability to conduct our investment management and insurance businesses, in addition to our investments.  These risks have increased in both scale and complexity due to intensifying geopolitical competition and conflicts, including the ongoing Russian invasion of Ukraine, instability in the Middle East, heightened geopolitical competition between China and other major world economies, heightened levels of political populism leading to regulatory volatility, growing use of industrial policy globally (including the imposition of tariffs and other trade and capital barriers), and increased attention to global threats.  We are subject to these risks as we own and seek to own businesses throughout the world, have offices and employees in multiple countries and seek investors throughout the world for our investment products and certain of our insurance products.
We are also affected by natural disasters or catastrophes, such as public health crises, pandemics, epidemics, security events, and weather events, any of which could have an adverse impact on our ability to conduct our investment management and insurance businesses.  Potential changes in climatic conditions, together with the response or failure to respond to these changes, could precipitate the frequency, severity, and impact of natural disasters or catastrophes.
Such events outside of our control could limit or even materially prohibit our ability to conduct any operations or investment activities in certain locations.  In addition, claims arising from the occurrence of such events could have an adverse effect on our insurance activities, in particular with respect to increases in the number of claims, lapses and surrenders of existing policies, as well as sales of new policies.  These events outside of our control, and actions taken in response to them, may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices (including our common stock), valuation, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.  These events and the disruptions that they cause, alone or in combination, also have the potential to strain or deplete our infrastructure and response capabilities generally, and to increase costs, including costs of insurance, each of which could materially and adversely affect
us.  See also “—Risks Related to Our Investment Activities—Investments in real assets may expose us and our investment vehicles to greater risks, liabilities and operational complexities than investments in operating companies.”
We may have direct investments in a region or a country that is experiencing one of the aforementioned events, and we may also be materially and adversely affected by the occurrence of such events as a result of indirect exposure that our portfolio companies or other investments may have through other interconnectivities such as supply chains, commodity prices and general macroeconomic exposure.  These events, including barriers to investment between the U.S. and other countries or regions, could chill or limit business opportunities, adversely impact the value of our investments, increase costs, decrease margins, reduce the competitiveness of products and services offered by portfolio companies, and adversely affect the revenues and profitability of portfolio companies.
The loss of key personnel or their services, or any misconduct by key personnel, could have a material adverse effect on KKR.
Our Co-Founders, Co-Chief Executive Officers, employees, and other key personnel, including certain consultants and advisors, possess substantial experience and expertise and have strong business relationships with investors in our investment funds, other members of the business community and distributors of our investment vehicles and insurance products.  As a result, the loss of key personnel could jeopardize our relationships with these individuals and entities, result in the reduction of AUM or investment opportunities, or render us unable to maintain operations and support growth of our businesses.  The loss of services of key personnel could also harm our ability to maintain or grow AUM in existing investment vehicles or raise additional funds in the future. Competition is also intense for the attraction and retention of qualified employees and consultants, including those with industry-specific expertise. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new investment professionals, insurance professionals, other employees, and consultants and retain them accordingly. In addition, changes in employee compensation as a result of the modification of our compensation framework or poor investment or financial performance may impact our ability to hire, retain, and motivate our employees whom we depend.
Furthermore, the agreements governing our committed capital funds generally provide that in the event certain “key persons” cease to actively manage an investment vehicle or be substantially involved in KKR activities, investors in the investment vehicle may reduce, in whole or in part, their capital commitments available for further investments on an investor-by-investor basis, which could indirectly lead to a limitation on the fund’s ability to conduct its business or cause us to agree to unfavorable terms to continue the affected fund.  Although we periodically engage in discussions with the limited partners of our funds regarding a waiver of such provisions with respect to executives involved in geographically or product focused funds whose departures have occurred or are anticipated, such waiver is not guaranteed, and our limited partners’
refusal to provide a waiver may have a material adverse effect on our business and financial results.

If we cannot retain and motivate our employees and other key personnel or recruit, retain and motivate new employees and other key personnel, our business may be materially and adversely affected.  Our ability to recruit, retain and motivate our employees and other key personnel is dependent on our ability to offer highly attractive incentive opportunities, benefits, and compensation, which frequently includes allocating a portion of the carried interest that we earn from our investment vehicles, which we refer to as the carry pool.  There can be no assurance that the carry pool will have sufficient cash available to continue to make cash payments in the future, and fluctuations from the distributions generated from the carry pool could render the compensation that KKR separately pays to them to be less attractive.  In order to retain and motivate our employees and other key personnel, we may be required to pay them a higher amount of non-carry cash compensation to retain and motivate them.  The loss, or ineffectiveness of any incentive compensation plans, including as a result of any adverse changes in regulation or tax law that impacts certain forms of incentives or other remuneration that we may typically offer employees, such as carried interest, may cause us to incur additional expenses to pay competitively with other firms, which could materially and adversely affect KKR.  In addition, legal and regulatory developments outside of our control may impact our ability to successfully identify, hire, and promote employees and other key personnel and may necessitate changes to employment compensation practices.
We seek to retain our employees by having them agree to a confidentiality and restrictive covenants agreement.
However, there is no guarantee that the confidentiality and restrictive covenant agreements to which they are subject, together with our other arrangements with them, will prevent them from leaving us, joining our competitors or otherwise competing with us.  Depending on which entity is a party to these agreements and the laws applicable to them, we may not be able to, or may choose not to, enforce them or become subject to lawsuits or other claims, and certain of these agreements might be waived, modified or amended at any time without our consent.  Many countries and states within the
U.S. in which we operate have proposed, considered, or have already adopted, laws and rules which significantly limit or ban noncompete clauses between employers and their employees, which could both limit our ability to enter into such restrictive covenants and our ability to enforce them.  Even where enforceable, these agreements expire after a certain period of time, at which point our former employees will be free to compete against us.
From time to time, our firm, our investment vehicles, our portfolio companies and other investments, or our employees may be a focus of public attention or media coverage, and these circumstances, as well as broader social and political tensions, may increase the risk of harassment, threats, acts of violence or other personal safety and security incidents directed at our personnel, including our senior executives, both inside and outside the workplace. We have implemented, and expect to continue to, implement or expand security measures for our senior executives and other key employees, such as physical security, secure transportation, travel restrictions and monitoring or protective services for them and, in some cases, their families. Such measures can be costly and may not be effective in preventing all incidents. Any actual or threatened harm to the personal safety of our employees, or perceived failure to protect them adequately, could materially adversely affect us, including our ability to attract and retain talent.
Our business could also be damaged by the misconduct of, or allegations of misconduct of, our employees or other key personnel.  Misconduct by our employees or other key personnel could impair our ability to retain and recruit employees, to attract and retain clients and investors, and may subject us to significant legal liability, regulatory scrutiny, and reputational harm.
Our reliance on third parties in the operation of our business exposes us to operational, reputational and other risks.
We rely significantly on third parties whom we do not control for significant support and assistance with various aspects of our business, including for investment activities, accounting, record keeping, data processing, and other operations.  These third parties include technology service providers, financial intermediaries and advisers, law firms, accountants, administrators, lenders, broker dealers, distribution agents, consultants, and other vendors.  We generally have less control over the delivery of third-party services and, as a result, may face disruptions to our ability to operate our business as a result of interruptions of such services.  We may also be held liable if those third-party service providers, their employees or their own third-party service providers are found to have committed negligence, violated laws or engaged in misconduct.  For example, in the past, Global Atlantic was the subject of policyholder and agent class action litigation matters and a number of regulatory matters stemming from service disruptions caused by a third-party administrator for certain Global Atlantic life insurance policies. While Global Atlantic outsources policyholder administration to third-party, it is responsible under insurance regulations and insurance contracts for servicing.
We rely heavily on the systems of third parties who provide technology services to us, including as part of our information technology infrastructure.  Our data processing systems, communication lines and networks are often supported by third-party service providers, vendors, and intermediaries.  A disaster, disruption, error or inability to operate or provide any of these services by us or our vendors or third parties with whom we conduct business could have a material adverse impact on our financial results and our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all. While we have endeavored to mitigate the risk of other disruptions in the future, there can be no guarantee these mitigation efforts will be successful. We may experience material reputational impacts and heightened regulatory scrutiny as a result of these matters.
Any interruption or failure of our information technology infrastructure caused directly or indirectly by third-party service providers could result in our inability to provide services to our clients, other disruptions of our business, corruption or modifications to our data and fraudulent transfers or requests for transfers of money or the inability to demonstrate compliance with regulatory requirements.  Our third-party service providers could experience, and have experienced, certain cyber incidents, and as a result, unauthorized individuals have gained access to our clients’, and could improperly gain access to our, confidential data through such third parties.  Any cybersecurity incidents involving these third parties could impair the quality of our operations and could impact our reputation and materially and adversely affect us.  We may also have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Actions taken by our third-party service providers may also damage our reputation.  We consider our reputation critical to attracting and retaining investors, maintaining our relationships with regulators and being viewed as an attractive investment partner.  As a result, any negative publicity or negative public perception regarding a third-party service provider’s actions on our behalf may damage our relationships with existing and potential investors, employees, regulators and other stakeholders, impair our ability to raise capital, adversely impact the ability of our investment vehicles to make and exit investments, and impair our ability to carry out investment activities generally.
We also specifically depend on the services of various financial intermediaries (including banks, prime brokers, custodians, paying agents and escrow agents), counterparties, administrators and other agents, including to carry out certain credit, securities, derivatives and hedging transactions, subjecting us to the risk that one or more of these counterparties defaults, either voluntarily or involuntarily, on its performance under the applicable contract.  We may enter into financial arrangements with a limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) with these counterparties.  If such a counterparty defaults, particularly a default by a major investment bank or a default by a counterparty that has a significant number of our contracts, we may be materially adversely affected.  In the event of the insolvency of a financial intermediary that is holding our assets as collateral (to the extent not adequately segregated) or that is required to make payments to us, we may not be able to recover equivalent assets or payment in full as we will rank among the financial intermediary’s unsecured creditors.  In addition, the timing of the recovery of such amounts and assets (including segregated collateral) may also be significantly delayed as part of the administration of the bankruptcy estate of the financial intermediary.  In addition, our risk management processes may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not take sufficient action to reduce effectively our risks to them.  The inability to recover assets or payments from financial intermediaries could have a material adverse impact on us as well as the performance of our investment vehicles.  For more information about the risks of using financial intermediaries to sell investment and insurance products, please see “—Risks Related to Regulatory Matters—
Distribution of financial products to individual investors subjects us to heightened regulatory, litigation, and reputational risks, which may materially adversely affect our business”.
Disruptions in our technology infrastructure or the occurrence of other operational errors could materially and adversely affect our business.
Our business depends on the effective execution of operational processes and the reliability of information technology systems, both those we operate and those provided by third parties. We rely on technology systems, including computer hardware, software systems, data processing systems, and other technology infrastructure that we own or that are provided and maintained by third party service providers.  See also “—Risks Related to Our Business—Our reliance on third parties in the operation of our business exposes us to operational, reputational and other risks.”  As our reliance on such technology infrastructure has increased, so have the risks associated with system vulnerabilities, data loss, cybersecurity incidents, processing failures and operational disruptions.  If we are unable to adapt our technology infrastructure to accommodate our growth, business changes or regulatory compliance needs, or if the cost of maintaining such systems may increase materially from its current level, it may have a material adverse effect on us.  We may need to continue to invest heavily in upgrades and expansions to our information technology infrastructure to continue to support our business and to avoid disruption of our operations, including our investment activities.  Moreover, the technology systems of third-party providers and technology infrastructure that we own may contain vulnerabilities or experience disruptions, including those resulting in data loss, that could materially and adversely impact our business. In addition, certain of our operational processes continue to involve our employees engaging in manual processes, which are inherently subject to execution risk, including unintentional mistakes,

processing errors or control failures, which could materially and adversely affect us. Manual processes may be particularly susceptible to error during periods of high transaction volume, personnel changes, new technology system implementations or other operational transitions. Although we maintain policies, procedures, and internal controls, and have implemented technology infrastructure designed to mitigate these risks, such measures may not be effective in preventing or detecting errors in a timely manner.  Failures in our operational processes could result in financial loss, regulatory scrutiny, reputational harm, and other adverse consequences.
The failure to effectively manage our balance sheet could materially and adversely affect our financial condition and results of operations.
We have made a strategic decision to have a larger balance sheet than most of our asset management competitors, and consequently, the management of our balance sheet has a greater impact on our financial condition and results of operations.
We utilize our balance sheet to support our insurance subsidiaries’ business and capital needs, underwrite commitments in our capital markets transactions, make capital commitments to our investment vehicles, and make acquisitions and other strategic investments for our Strategic Holdings segment.
A significant portion of our balance sheet is dedicated to the ownership and operation of our insurance business, which is a capital-intensive, long-duration business. Our insurance subsidiaries are subject to regulatory capital requirements and rating agency capital expectations that require each entity to maintain significant levels of capital.  To support insurance company capitalization, we may need to contribute additional capital to our insurance subsidiaries, or we may be restricted from growing and expanding our insurance business. Our insurance obligations to policyholders are contractual, and, in contrast to our investment products, we must pay these obligations regardless of the investment performance of the assets backing these obligations. We make significant assumptions to calculate our expected future insurance payment obligations, including with respect to factors such as policyholder behavior and market or economic conditions that are not in our control.
We hold significant assets on balance sheet to support these insurance obligations.  We are subject to the market impacts on and investment performance of such assets as well as actual policyholder behavior differing from our assumptions. If we are unsuccessful in our asset-liability management, we will suffer insurance operating losses as we will owe more on our insurance obligations than we earn on such assets and may be required to hold additional capital. Our insurance balance sheet requires active risk management and a failure to manage those risks may have a material and adverse effect on us.
We have used our balance sheet in our capital markets business to underwrite loans, securities or other financial instruments, which we generally expect to syndicate to third parties.  We have also entered into arrangements with third parties that reduce our risk associated with holding unsold securities when underwriting certain debt transactions, which enables our capital markets business to underwrite a larger amount.  To the extent that we are unable to syndicate our commitments to third parties or our risk reduction arrangements do not fully perform as anticipated, we may be required to sell such investments at a significant loss or hold them indefinitely, which could impact the performance of such investments and also impair our capital markets business’ ability to complete additional transactions, either of which could materially and adversely affect us.
In addition to the investments held in our insurance subsidiaries, which are reported in our Insurance segment, our balance sheet makes investments and holds strategic assets that are reported in our Asset Management and Strategic
Holdings segments.  We bear the full risk of these balance sheet investments.  However, our success in generating returns on this capital, will depend, among other things, on the availability of suitable opportunities for our balance sheet, including for
Strategic Holdings, after giving priority in investment opportunities to our advisory clients, and on our ability to realize the values that we expect to achieve from acquiring these.
Our balance sheet assets have also been a significant source of capital for new investment strategies and products for investors.  For example, we may acquire investments using our balance sheet capital and warehouse these investments while fundraising a particular investment vehicle.  We expect our balance sheet capital to be returned to us if such investment vehicle has a successful fundraise.  However, if the fundraising is not successful, or if investment vehicle investors are not willing to pay for these warehoused investments, then we may realize losses on those investments or become limited in our ability to seed new businesses or support our existing businesses as effectively as contemplated.
We also have made and expect to continue to make significant capital investments in our current and future funds and other investment vehicles.  Contributing capital to these investment vehicles is risky, and we may not realize any significant profit from them, or we may even lose some or all of the principal amount of our investments.  In addition, we have developed and completed several structured transactions in which our balance sheet provides subordinated or equity financing and third-party investors provide senior or preferred equity financing to an investment vehicle that invests in our investment vehicles and certain other investment assets.  We have also entered into similarly structured transactions where the cash flows of our balance sheet’s capital commitments to our investment vehicles have been effectively pledged as collateral for such investment vehicles.  Because of the subordinated nature of KKR’s interests, we are at risk of losing all of our interests in these transactions ahead of any third-party if the investments do not perform as expected.  For further information about KKR’s unfunded commitments to its investment vehicles, including funding requirements to levered investment vehicles and structured transactions, see also Note 24 “Commitments and Contingencies—Funding Commitments
and Others” in our financial statements.
See also “—Risks Related to our Insurance Activities” below.
The failure to manage, or the inability to access, adequate sources of liquidity could materially and adversely affect KKR.
We require significant liquidity in order to support and grow our asset management and insurance businesses, conduct our investment activities, meet our capital markets underwriting commitments, satisfy our policyholder obligations and comply with regulatory requirements.  We also have debt securities outstanding and indebtedness outstanding under various credit facilities.
Depending on market and economic conditions, we may not be able to refinance or renew our debt obligations, or find alternate sources of financing (including issuing debt or equity capital) on attractive or commercially reasonable terms or at all.  Furthermore, the incurrence of additional debt could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing.  If our liquidity requirements were to exceed our available liquid assets, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms.  Moreover, the failure to comply with covenants contained in any of our debt agreements could trigger prepayment obligations that could materially and adversely affect us by causing liquidity constraints.  Any default under these agreements
(including through defaults on other debt that may result in cross-defaults on these agreements), and any resulting acceleration of the borrower’s outstanding indebtedness, could have a material adverse effect on us and could also cause a cross-default under our corporate revolving credit facility, which, if not cured or waived, could have a material adverse effect on us.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Needs” for
further information regarding our liquidity needs and our capital commitments as of December 31, 2025, and Note 16 “Debt
Obligations” in our financial statements for further information regarding our senior notes, credit facilities and other outstanding debt obligations.
In addition, we have indebtedness at various subsidiaries, including subsidiaries that hold our asset management, insurance, and strategic holdings businesses, the terms of which impose limitations on operations and restrict the ability to make distributions to its direct and indirect parent companies, including KKR Group Partnership L.P.  In addition, our insurance subsidiaries and certain capital markets subsidiaries are also subject to regulatory restrictions that place restrictions on their ability to make distributions to their parent companies.  These restrictions on distributions impose limitations on our ability to manage liquidity needs for the KKR business.
Certain investment vehicles we manage have liquidity needs that are not entirely in our control.  For example, individual investors in our K-Series vehicles have the right to redeem their interests in the K-Series for cash.  There is a risk that our investment vehicles will lack adequate liquidity to satisfy any unexpected redemption requests, which may occur for a variety of reasons, including increases in their investors’ liquidity needs, which tend to be more pronounced during periods of market volatility and which may escalate in any period and be particularly pronounced for investment vehicles.  If we are unable to meet these redemption requests, or if any such redemption requests trigger any caps or limits that legally permit such vehicles to gate or not honor redemption requests, then we could suffer material reputational harm.
In addition, our insurance companies have various liquidity needs that may be difficult to predict.  Many of the insurance products allow policyholders to withdraw their funds, also referred to as a surrender, under contractually-defined circumstances.  We may be forced to sell investments at a loss in connection with these redemption or withdrawal requests, which are not always predictable and often driven by market and economic conditions that are not in our control.  In addition, our reinsurance business is subject to potentially significant liquidity requirements.  Our reinsurance agreements generally require Global Atlantic to provide collateral in trust for the benefit of the reinsurance client (the cedant), limiting our insurer’s access to such assets for liquidity use, and some agreements may require additional collateral to be posted under certain circumstances.  Moreover, reinsurance agreements generally provide the reinsurance client with recapture rights upon the occurrence of certain contractual triggering events.  The exercise of such rights could, if alternate sources of liquidity are unavailable, require our insurance subsidiaries to dispose of assets on unfavorable terms, including as a result of truncating expected holdings periods unexpectedly. In addition, our U.S. insurance subsidiaries are members of  regional Federal Home
Loan Banks (“FHLB”), which allows those insurance subsidiaries to borrow from the FHLB using certain investments as collateral. Access to FHLB loans is an important source of liquidity for our insurance business.  If those sources of borrowing were no longer available, the liquidity of our U.S. insurance subsidiaries could be materially and adversely affected. See “Risks
Related to our Insurance Activities.”
We have also used, and from time to time may continue to use, our balance sheet to provide credit support for our general partners’ obligations to our investment vehicles, to facilitate certain investment transactions entered into by our investment vehicles, and to make significant commitments to our investment vehicles.  See Note 24 “Commitments and
Contingencies” in our financial statements.
Our capital markets activities expose us to material risks.
We provide a broad range of capital markets services that include acting as an advisor or as an agent, principal, underwriter, syndicator, arranger or other form of intermediary in connection with securities transactions, debt or equity syndications, loan transactions, derivative transactions and other types of financings and financial arrangements.  However, we may incur significant losses in connection with our capital markets activities, including to the extent that, for any reason we are otherwise unable to dispose of any financial exposure that we incur at the prices that we anticipated or at all.  We also may be subject to potential underwriter liability or regulatory consequences for material misstatements or omissions in prospectuses or other offering documents relating to transactions in which we are involved.  We conduct capital markets activities in connection with transactions in which our investment vehicles or insurance companies may participate as a sponsor or as a purchaser or a seller of securities, which could constitute a conflict of interest or subject us to regulatory scrutiny, liabilities or reputational harm. Please also see “—The failure to effectively manage our balance sheet could materially and adversely affect our financial condition and results of operations.”
The failure to manage our financial and enterprise risks could materially and adversely affect our financial condition and results of operation.
We seek to identify, monitor and manage certain financial and enterprise risks effectively.  If we are not able to accurately or effectively price, identify and predict, manage or ameliorate these risks, or if our management of risk does not accurately predict and appropriately respond to future risk exposures, such risks could have a material adverse effect on us.
We use derivative financial instruments and risk management strategies to hedge, manage or otherwise reduce investment risks, they may not be properly implemented as designed, or otherwise not effectively offset the risks we have identified. We may not have identified, or may not even be able to identify, all the material risks relevant for our asset management or insurance businesses (including capital markets activities).  We also may choose not to hedge, in whole or in part, any of the risks that have been identified.  In our insurance business, our hedging activities seek to mitigate economic impacts relating to our insurance products and investments, which may result in additional volatility in financial results, adverse impacts on the level of statutory capital and the risk-based capital ratios of our insurance subsidiaries, and may not effectively offset any changes in insurance reserves.  In addition, the scope of risk management activities undertaken by us is selective and varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions.  We do not seek to hedge our exposure in all currencies or all investments or insurance liabilities, which means that our exposure to certain market risks are not limited.  We also may use hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position, but they do not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines.
These kinds of transactions also generally limit the opportunity for gain if the value of a position increases. On the other hand, our risk management actions with respect to insurance products with guaranteed benefits may be insufficient for Global
Atlantic to be protected against losses.  Unanticipated market changes may result in poorer overall investment performance than if the hedging or other derivative transaction had not been executed. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price.
For a discussion of the market risks affecting our business and the strategies employed to mitigate them, including our hedge program, please see “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.”
We may suffer material harm as a result of legal claims, litigations, investigations, and negative publicity.
The activities of our businesses, including the investment decisions we make and the activities of our employees, may subject us and our employees, officers and directors to the risk of litigation by third parties, as well as various governmental and regulatory examinations, inquiries, investigations, and enforcement actions.  For a description of certain legal matters involving KKR, see Note 24 “Commitments and Contingencies” in our financial statements.

We, our investment vehicles, and our employees are each exposed to the risks of litigation relating to our asset management and insurance businesses.  We are also exposed to risks of litigation, investigation or negative publicity in the event any transactions we undertake are alleged not to have been properly considered and approved under applicable law.
An adverse judgment, order or decree could have a material adverse impact on our ability to conduct our business if it were to constitute a disqualifying event under the laws and regulations applicable to our firm and could result in material reputational damage that could adversely affect our ability to successfully fundraise or source or engage in investment transactions. See also “—Risks Related to Regulation” below.
Although investors in our funds do not have legal remedies against us, the general partners of our funds, our funds, our employees or our affiliates solely based on their dissatisfaction with the investment performance of those funds, such investors may have remedies against us, the general partners of our funds, our funds, our employees or our affiliates to the extent any losses result from fraud, gross negligence, willful misconduct or other similar misconduct.  While the general partners and investment advisers to our investment funds, including their directors, officers, employees and affiliates, are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our investment funds, such indemnity generally does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.  If any civil or criminal lawsuits brought against us or the aforementioned entities or individuals results in a finding of substantial legal liability or culpability, the lawsuit could materially and adversely affect us.  Similarly, allegations of improper conduct by private litigants or by governmental or regulatory authorities, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities or the private equity industry in general, whether or not valid, may harm our reputation and cause volatility and speculation in the trading of our common stock. We consider our reputation critical to attracting and retaining investors, maintaining our relationships with regulators and being viewed as an attractive investment partner.  As a result, any negative publicity or negative public perception regarding our actions, business, management or industry may damage our relationships with existing and potential investors, employees, regulators and other stakeholders, impair our ability to raise capital, adversely impact the ability of our investment vehicles to make and exit investments, and impair our ability to carry out investment activities generally.
See also “—The actions of our portfolio companies may subject us to potential liabilities and cause us reputational harm”
below.
We may pursue new business opportunities, strategic initiatives, or investment opportunities that involve new or unique business, regulatory or other complexities and risks.
Our organizational documents do not limit our ability to enter into new lines of business, and we may expand into new investment strategies, geographic markets, businesses, types of investors and investment products.  We seek to grow our businesses by, among other things, increasing AUM in existing businesses, pursuing new investment strategies (including investment opportunities in new asset classes), developing new types of investment structures and products (such as publicly listed vehicles, separately managed accounts and structured products), expanding into new geographic markets and businesses and seeking investments from investor bases we have traditionally not pursued, such as individual investors, which subject us to additional risk.  Introducing new types of investment structures and products could increase the complexities and conflicts of interest involved in managing such investments, including ensuring compliance with applicable regulatory requirements and terms of the investment vehicles. There is no assurance that all areas of our business will achieve a satisfactory level of scale and profitability.
In the first quarter of 2024, we implemented strategic initiatives that included creating our Strategic Holdings business segment. We continue to believe that we will receive more stable recurring revenues in the future from the growth over time in dividend payments and earnings from companies included in our Strategic Holdings segment.  However, this is our current expectation and not a guarantee that they will be realized or be as accretive to our earnings as we currently expect.  For example, expectations about dividend amounts and investment returns from companies in our Strategic Holdings segment in the future and the future growth of such companies, may be materially less than our current expectations or may not materialize at all, and assumptions, including those relating to free cash flow, future capital structures of such companies, future capital investments by us in such companies, future market and economic conditions, including interest rates, and other assumptions, may differ materially from actual outcomes.
In 2025, we announced changes to the management of our insurance business to originate longer-duration liabilities and assets, including investing more into non-yielding or lower-yield assets classes like private equity and real assets, expanding outside the United States, and raising more third-party co-investment insurance capital.  We believe these changes will expand Global Atlantic’s competitive advantage and enable the generation of higher and more durable returns over the long term; however, our financial results could be adversely impacted in the near- and medium- term as we rotate into longer-

duration liabilities and assets.  While it is our current expectation that this strategic initiative will be successful over the long term, it is not guaranteed that these results will be realized or that these changes will be as accretive to our earnings as we currently expect, and these changes may result in losses. Additionally, these strategic initiatives may add new business and regulatory complexities.
In February 2026, we announced an agreement to acquire Arctos Partners, an investment management firm that invests in professional sports teams and that provides strategic capital to other asset management firms.  The acquisition is subject to the satisfaction or waiver of certain regulatory and specified sports league approvals and other closing conditions. As part of our proposed acquisition of Arctos, we have applied for approvals by certain sports leagues as indirect owners of sports teams. Following the closing of the Arctos acquisition, we and our investment vehicles and portfolio companies must comply with the league rules applicable to owners. These league rules prohibit or restrict certain investments — for example control investments in gambling businesses or relationships with professional athletes. Complying with these rules may restrict investment opportunities that our investment vehicles, portfolio companies, or we may have otherwise pursued, raising potential conflicts of interest. See “—If we fail to effectively manage conflicts of interest that arise from our investment activities, our reputation, business or financial results could be materially and adversely impacted or we may become subject to regulatory scrutiny or litigation.” Failure to manage our compliance with these league rules could result in a material adverse impact to our business, financial condition and results of operations.
To the extent we have made, or make, strategic investments or acquisitions or undertake other strategic initiatives, expand into new investment strategies or geographic markets, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:
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
•combining, integrating or developing operational and management systems and controls, including an acquired business’ internal controls and procedures;
•acquiring an investment that is subject to significant liabilities, including contingent liabilities, which could be unknown to us or inadequately insured at the time of acquisition;
•integration of the businesses, including the employees of an acquired business;
•disagreements with joint venture partners or other stakeholders in our hedge fund partnerships and our strategic partnerships;
•the additional business risks of the acquired business and the broadening of our geographic footprint;
•properly managing conflicts of interests;
•complex tax structuring that could be challenged or disregarded, which may result in losing treaty benefits or would otherwise adversely impact our investments;
•our ability to obtain requisite regulatory approvals and licenses without undue cost or delay and without being required to comply with material restrictions or material conditions that would be detrimental to us or to the combined organization;
•incurrence of indemnification obligations or other contingent liabilities;
•increased regulatory scrutiny and our ability to comply with new regulatory regimes; and
•becoming subject to new laws and regulations with which we are not familiar, or from which we are currently exempt, that may lead to increased litigation and regulatory risk and costs.
We may not realize the expected benefits of such new investments, acquisitions or initiatives.
We operate in a highly competitive industry.
Our asset management business competes with other investment managers for both investors for our investment vehicles and for investment opportunities, including for our Strategic Holdings segment. We believe that competition for investors for our investment vehicles is based primarily on investment performance, investor liquidity and willingness to invest, investor perception of investment managers' drive, focus and alignment of interest, business reputation, duration of relationships, quality of services, pricing, fund terms including fees, and the relative attractiveness of the types of investments that have been or are to be made. We believe that competition for investment opportunities is based primarily on the pricing, terms, and structure of a proposed investment and certainty of execution. The firm's competitors consist primarily of alternative and traditional asset manager sponsors of public and private investment vehicles, investment and commercial banks (including activities conducted by their broker-dealers and investment advisers), commercial finance companies, sovereign wealth funds, real estate development companies, BDCs, and strategic buyers. In addition, we also face competition from local and regional investment firms, financial institutions, and other competitors in the various countries in which we invest, where local firms may have more established relationships with the companies in which we are attempting to invest.
There are numerous funds focused on private equity, real assets, credit, and hedge fund strategies that compete for investor capital. Fund managers have also increasingly adopted investment strategies outside of their traditional focus. For example, traditional asset management firms have acquired alternative asset management firms, and hedge funds focused on credit and equity strategies have taken control positions in companies, while private equity funds have acquired minority equity or debt positions in publicly listed companies. This convergence heightens competition for investments. Furthermore, as institutional fund investors increasingly consolidate their relationships for multiple investment products with a few investment firms, competition for capital from such institutional fund investors have become more acute. We also face extensive competition from both traditional and alternative asset management firms in connection with our business initiatives to increase the number and types of investment products and fundraise directly and indirectly from individual investors, including accredited investors and mass affluent individuals.  We may be unable to achieve as quickly as expected, or at all, our strategic business initiatives to increase the number and types of investment products and vehicles we offer directly or indirectly to these types of investors as there is extensive competition for such investors and in private wealth management by our competitors.
Some of our competitors may have greater financial, technical, marketing and other resources, and more personnel than
us.  In the case of some asset classes and certain investment products, including those offered to individual investors, our competitors may, and sometimes do, have longer operating histories, more established relationships, or greater experience.
Several of our competitors have raised, or may raise, significant amounts of capital and have investment objectives that are similar to the investment objectives of our investment vehicles, which may create additional competition for investment opportunities. Some of these competitors may also have lower costs of capital and access to funding sources that are not available to us, which may create competitive advantages for them. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider range of investments and to bid more aggressively than us for investments. Strategic buyers may also be able to achieve synergistic cost savings or revenue enhancements with respect to a targeted portfolio company, which typically provide them with a competitive advantage in bidding for such investments. Some of our competitors may have agreed to terms on their investment funds or products that are more favorable to investors than our funds or products and therefore we may be forced to match or otherwise revise our terms to be less favorable to us than they have been in the past and, further, some of our competitors may be willing to pay higher placement fees in order to gain distribution of their private wealth products. We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors.  Alternatively, we may experience decreased investment returns and increased risks of loss if we match investment prices, structures and terms offered by competitors.
Our capital markets business competes primarily with investment banks and broker-dealers in North America, Europe,
Asia-Pacific, and the Middle East. We principally focus our capital markets activities on our funds and our portfolio companies, but we also seek to service other third parties. While we generally target customers with whom we have existing relationships, those customers may have similar relationships with the firm's competitors, many of whom will have access to competing securities transactions, greater financial, technical or marketing resources, or more established reputations than
us.
Our insurance business also operates in highly competitive markets. Please see “—Risks Related to Our Insurance
Activities—We operate in a highly competitive industry”.
Additionally, some of our competitors may be subject to less regulation or less regulatory scrutiny and accordingly may have more flexibility to undertake and execute certain businesses or investments than we do or bear less expense to comply with such regulations than we do.
Parts of our earnings and cash flow are highly variable due to the nature of our business.
Parts of our earnings are highly variable from quarter to quarter due to volatility of investment valuations, the investment returns by our funds and other investment vehicles, and the accrual and payment of carried interest and fees earned from our investment activities.  We recognize earnings on investments in our investment vehicles based on our allocable share of realized and unrealized gains (or losses) reported by such investment vehicles and for certain of our recent investment vehicles when a performance hurdle is achieved, which in each case is subject to significant uncertainty and risk.  During times of market volatility, the fair value of the investments we own or manage are more variable, and volatility in the equity markets may have a significant impact on our reported results.  A decline in realized or unrealized gains, a failure to achieve a performance hurdle, or an increase in realized or unrealized losses, would adversely affect our financial results.
The timing and receipt of carried interest from our investment vehicles are unpredictable and will contribute to the volatility of our cash flows.  With respect to our carry paying funds, subject to the terms of their respective governing agreements, carried interest is generally eligible to be distributed to the general partner of the fund with a clawback provision only after meeting certain conditions tied to performance.  See “Item 1.  Business—Business Segments—Asset Management
— Investment Vehicle Structures, Fee Arrangements and Carried Interest” for a summary of such conditions.  Even after all conditions are met, the general partner of a carry paying fund may decide to defer the distribution of carried interest to it to a later date.  Carried interest payments depend on our investment vehicles’ performance and opportunities for realizing gains, which may be limited.  It typically takes a substantial period of time to: (i) identify attractive investment opportunities, (ii)
raise all the funds needed to make an investment, and (iii) then to realize the cash value of an investment through a sale, public offering or other exit to generate carried interest proceeds.  To the extent an investment is not profitable, no carried interest will be received from our investment vehicles with respect to that investment and, to the extent such investment remains unprofitable, we will only be entitled to a management fee on that investment.  We cannot predict when, or if, any realization of investments will occur.  See “Management’s Discussion and Analysis of Financial Condition and Results of
Operations—Liquidity—Sources of Liquidity” for further information regarding the conditions for carried interest to become distributable.
The timing and receipt of carried interest also vary with the life cycle of certain of our investment vehicles.  For our carry-
paying investment vehicles that have completed their investment periods and are able to realize mature investments, sometimes referred to as being in a harvesting period, we are more likely to receive larger carried interest distributions than our carry-paying investment vehicles that are in their fundraising or investment periods.
Fee income, which we recognize when contractually earned, can vary due to fluctuations in AUM, the number of investment transactions made by our investment vehicles, when such investments are made, the number of portfolio companies we manage, the fee provisions contained in our investment vehicles and other investment products and transactions by our capital markets business.  In any particular quarter, fee income may vary significantly due to the variances in size and frequency of transaction fees or fees received by our capital markets business.
Additionally, a decline in the pace, size, or value of investments by our investment vehicles would result in our receiving less revenue from fees.  The transaction, management, and monitoring fees that we earn are driven in part by the pace at which our investment vehicles make investments and the size of those investments.  Any decline in that pace or the size of investments would reduce our revenue from transaction and management or monitoring fees.  Likewise, during an attractive selling environment, our investment vehicles may capitalize on increased opportunities to exit investments.  While this would generally be expected to increase the timing and receipt of carried interest, any increase in the pace at which our investment vehicles exit investments, if not offset by new commitments and investments, could reduce future management fees.
Additionally, in certain of our investment vehicles that derive management fees only on the basis of invested capital, the pace at which we make investments, the length of time we hold such investments, and the timing of disposition will impact our revenues.
With respect to our insurance business, we have and may experience fluctuations in the new business volumes, and resulting financial result impacts, of certain products, such as block reinsurance, pension risk transfer and funding agreements.  In addition, aspects of how our insurance business is required to report certain investments and liabilities has added, and is expected to add, volatility to our financial results from quarter to quarter.
The agreements governing our carry-paying funds have in the past and may in the future give rise to a contingent obligation that requires us to return or contribute significant cash amounts to our funds and fund investors.
We have in the past and may in the future be required to return carried interest that we have received from investment funds.  The partnership documents governing our carry-paying funds across our asset classes include what are often called
“clawback” provisions.  Under such an obligation, upon the liquidation of a fund or other event as set forth in the terms governing the fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, after taking into account the effects of any performance thresholds and hurdles.  We would continue to be subject to such obligation even if carry has been distributed to current or former employees through our carry pool.  If such current or former employees do not satisfy their share of any clawback obligation, we will be responsible for funding the entire obligation and may need to seek other sources of liquidity to fund such an obligation.  To the extent one or more obligations were to occur for any one or more of our carry-paying funds, we might not have available cash to satisfy such obligation once it is realized, putting us in breach of the fund’s governing agreements and potentially resulting in a material adverse impact on our ability to raise additional or successor funds in the future.  Even when there is sufficient available cash to satisfy any such obligation, the realization of any such obligation may materially adversely impact our business and financial results, including by reducing our realized performance income and realized investment income. See “Management's Discussion and Analysis of Financial
Condition and Results of Operations—Liquidity—Sources of Liquidity” for a discussion of carried interest repayment obligations, including information about realized carried interest repayment in the fourth quarter 2025 relating to our Asian
Fund II.
The inability to raise capital from third-party investors for our investment vehicles, insurance business and transactions could materially and adversely affect us.
We raise third party capital for our investment vehicles and insurance business, and we also raise capital for specific transactions that we may sponsor or that are sponsored by third parties. The failure to continually raise adequate capital could materially and adversely affect our AUM, revenues, liquidity and overall financial results.
Investment performance is one of the most significant factors in our ability to raise capital. Poor investment performance for any reason, whether due to market conditions, valuations, pace of realizations, or other factors, including relative to portfolio benchmarks, fee levels, or our competitors’ performance, may also materially adversely affect our ability to fundraise. Certain investment vehicles, particularly those that provide investors with redemption rights, may require us to maintain higher levels of liquidity, which may affect portfolio construction and could impact investment performance.
Our ability to raise capital is also dependent on market and economic conditions and investor perception, including the general appeal of alternative asset investments or our financial products. Our ability to raise capital depends on numerous factors, many of which are beyond our control, including economic conditions, financial market volatility, regulatory developments, investor liquidity and competitive dynamics. Investors in our investment or insurance products may decide to redeem their capital, or decide to seek financial products other than ours for any number of reasons, such as competitors’
terms or offerings, changes in interest rates that make other financial products more attractive, changes in investor perception regarding our focus or alignment of interest, reputational concerns, how we manage conflicts of interest, changes in investors’ views of portfolio construction or asset allocation, concerns about valuations, ability to meet redemption requests, liquidity, or departures or changes in key personnel.
In connection with raising new investment vehicles or securing additional investments in existing vehicles, we may negotiate terms for such vehicles that are materially less favorable to us than prior terms or terms of investment vehicles advised by our competitors.  Such terms may include reduced management fees, fee holidays, increased co-investment rights or other economic or governance concessions, which could materially and adversely affect us in a number of ways, including by reducing the fee revenues we earn.  Competitive pressures and evolving investor expectations may require us to agree to such unfavorable terms in order to attract or retain capital.
The number of investment vehicles for which we raise capital varies from year to year.  Our flagship funds and other funds have a finite life and a finite amount of commitments from fund investors.  Once a fund nears the end of its investment period, our ability to continue making investments and generating fees and carry depends on our ability to raise additional or successor funds. Although our funds may continue to earn management fees after the expiration of their investment periods, such fees are generally at a reduced rate.  There is no assurance we would be able to raise successor funds of comparable size, within similar timeframes, or on comparable terms.  If we are unable to do so, or if fundraising is delayed, our revenues may decrease as predecessor funds mature and associated fees decrease.
The ability to raise capital from institutional investors is critical and may be adversely affected by factors beyond our control.
Institutional investors are significant investors in our investment funds and the investments syndicated by our capital markets business.  Institutional investors that experience decreasing returns, liquidity pressures, increased volatility, funding shortfalls or difficulty maintaining target asset allocations may materially decrease or temporarily suspend making new investments in our investment funds or with alternate asset managers generally.  Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets.  Pension funds have had and in the future may have funding problems that will likely be exacerbated by economic downturns.
Concerns with liquidity could cause such public pension funds or other institutional investors to reevaluate the appropriateness of alternative assets. Reduced distributions from alternative asset investments or declines in other asset classes may cause investors to exceed target allocations to alternative assets, limiting their ability to make new commitments.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, continue to demonstrate an increased preference for alternatives to traditional fund structures, such as separately managed accounts or specialized investment vehicles and, in some cases, consolidating their capital with fewer alternative asset managers.  In order to try to satisfy the evolving preferences of investors, we have sponsored, and will continue, to sponsor a wide array of separately managed accounts and investor allocations to these separately managed accounts or specialized investment vehicles may detract from the allocations potentially available to our funds or other traditional investment vehicles, which may result in less profitability for us.  There can be no assurance that historical or current levels of commitments to our funds or other traditional investment vehicles from these investors will continue.
Moreover, certain institutional investors are demonstrating a preference to hire their own investment professionals and to make direct investments in alternative assets without the assistance of large institutional investment advisers like us.  Such institutional investors may become our competitors and could cease to be our clients.  Institutional investors may also decide not to invest with large asset managers like us, for example, because of conflicts of interest arising from the size and complexity of our business, including the allocation of investment opportunities among different funds and vehicles, including those offered to individual investors. Given the breadth and complexity of our platform, including the management of multiple funds, insurance assets and vehicles offered to individual investors, conflicts of interest may arise in the allocation of investment opportunities, management attention or other resources.  Any perception that we do not appropriately manage such conflicts could adversely affect our relationships with institutional investors and our ability to raise capital from them.
For additional information about conflicts of interest that may impact our ability to raise capital, please see “—Risks Related to Our Investment Activities—If we fail to effectively manage conflicts of interest that arise from our investment activities, our reputation, business or financial results could be materially and adversely impacted or we may become subject to regulatory scrutiny or litigation”.  All of these factors could result in a smaller overall pool of available capital in our industry or a smaller pool of institutional capital for our investment vehicles.
In addition, the asset allocation rules or investment policies to which institutional investors are subject could inhibit or restrict their ability to make investments in our investment funds.  This risk may be heightened at times of poor performance in other asset classes or even strong performance in the asset classes we manage, as investors may need to rebalance their portfolios to remain in compliance with these rules and policies.  Coupled with any lack of distributions from their existing investment portfolios, many of these investors may have disproportionately outsized remaining commitments to, and invested capital in, a number of investment funds, which may significantly limit their ability to make new commitments to the investment funds we manage, which could materially and adversely affect our financial performance.
The sale of financial products to individual investors exposes us to additional operational complexities, regulatory requirements and other risks.
We have expanded and may continue to expand the number and types of financial products we offer to individual investors.  Offering financial products, whether investment opportunities in alternative asset strategies or insurance policies like annuities, to individual investors exposes us to heightened levels of risks.  Products offered to individual investors may be subject to different and, in some cases, more extensive disclosure, marketing, distribution and investor protection requirements than traditional institutional investment funds.  In addition, the distribution of investment products to individual investors may involve additional intermediaries, platforms or distribution channels and may subject us to evolving regulatory standards regarding marketing practices, suitability determinations, fee disclosures, valuation methodologies and redemption features. As a result, these initiatives may increase our exposure to public and regulatory scrutiny, consumer complaints, private litigation, compliance costs and reputational harm. For additional information about the regulatory risks relating to individual investors, please see “—Risks Related to Regulatory Matters—Distribution of financial products to individual investors subjects us to heightened regulatory, litigation, and reputational risks, which may materially adversely affect our business” and “—Risks Related to our Insurance Activities—The disruption of our third-party distribution network may have a material adverse effect on us.”
Certain investment vehicles that we manage are publicly traded, which involves heightened risk of litigation, and additional disclosure and governance obligations. In addition, certain of these and other investment vehicles are registered under the Investment Company Act as investment companies.  These funds and their investment advisers are subject to extensive regulation, which, among other things, regulate the relationship between a registered investment company and its investment adviser and prohibit or severely restrict principal transactions and joint transactions.  In addition, we have one or more affiliates that provide investment advisory services to BDCs, which are also subject to certain restrictions and prohibitions under the Investment Company Act.  If the entity fails to meet applicable regulatory requirements, it may be regulated as a closed-end investment company under the Investment Company Act and become subject to different regulatory restrictions, which could limit its operating flexibility and in turn result in decreased profitability for us.
We have also launched U.S. holding company conglomerates, which together with similar non-U.S. investment vehicles we refer to as K-Series, which are structured and operated in reliance on exclusions from the definition of an investment company under the Investment Company Act.  If any such entity were required to register as an investment company, the applicable restrictions on capital structure, leverage, transactions with affiliates, governance, and operations would make it impractical for the entity to operate its business as currently conducted and could materially and adversely affect our financial results and results of operations.  For additional information about certain regulatory risks relating to regulatory exemptions, please see “—Risks Related to Regulatory Matters— If regulatory exemptions or exclusions on which we rely become unavailable, we may become subject to additional restrictive and costly regulatory requirements, regulatory action or liability”.
As we have offered more investment products to individual investors, the operational demands necessary to support these types of investor products and the related business and operational complexity has also significantly increased.
Insurance products are subject to regulations regarding statements, required disclosures and claims handling and accordingly require significant operational capabilities. Managing vehicles that offer periodic redemption features or are marketed to individual investors may require more frequent valuations, additional investor communications, enhanced liquidity management, more compliance and technology requirements, and more third-party service support. For example, our K-
Series vehicles and certain funds that provide for redemptions to individual investors require that we perform monthly or daily valuations of net asset value and manage liquidity to satisfy potential redemption requests. For additional information about valuation risks, please see “—The valuations of illiquid investments are subjective and uncertain, and any realizations of our illiquid investments may occur at prices which differ from their carrying values” and for more information about liquidity risks, please see “—The failure to manage, or the inability to access, adequate sources of liquidity could materially and adversely affect KKR”.  If we fail to effectively manage these risks, we could be subject to regulatory action, litigation, reputational harm, or constraints on our ability to grow these products, any of which could materially and adversely affect our business.
Even if our investment performance or product terms remain attractive, adverse market conditions or shifts in public opinion relating to products that we offer could adversely affect our ability to expand or maintain these product offerings.
For example, products offered to individual investors may be more sensitive to negative publicity, whether it is caused by the level of fees, the existence or improper management conflicts of interests, inability to satisfy redemption requests, service challenges or others changes in investor sentiment.  Negative publicity may also be caused by the activities of third-party sponsors or insurers that are unaffiliated with us, which nevertheless could cause significant redemptions or surrenders, result in reduced demand for our products, or cause us to reduce our economics to maintain investor interest in the products we offer to individual investors.
The portion of our AUM we refer to as perpetual capital is not permanent and is subject to change.
We refer to a significant portion of our AUM as perpetual capital, because this AUM has an indefinite term with no predetermined requirement to return invested capital to investors upon the realization of investments.  This AUM includes the capital of our evergreen products, which include investment vehicles registered under the Investment Company Act, certain unregistered investment vehicles like our K-Series offered to individual investors, and listed companies like KREF and
Crescent Energy, as well as the capital of our insurance companies.  However, in addition to fluctuations based on the valuations of the underlying investments of the AUM, this capital is subject to material reduction, including through withdrawals, redemptions, periodic payments such as dividends or required distributions, and termination of investment advisory agreements, and these reductions may occur with minimal notice.
Our insurance companies have issued annuities and other life insurance policies that require certain contractual payments to the policyholder. These policies may permit the policyholder to withdraw their funds or to surrender their policy for distribution in advance of the policy term. In addition, our insurance companies have entered into reinsurance agreements with counterparties, which provide for contractually provided payments, including to cover reinsured policyholder obligations. Unless the inflows from writing new insurance policies and entering into new reinsurance transactions exceeds outflows to pay contractual obligations, or the valuation of the assets backing our insurance liabilities increases in excess of any expected appreciation, our permanent capital from our insurance subsidiaries and sponsored insurers would be reduced.

See also “—The failure to manage, or the inability to access, adequate sources of liquidity could materially and adversely affect KKR.”
Certain of our registered and unregistered investment vehicles, including our K-Series, permit their investors to redeem their investments, which would have the effect of reducing our AUM.  Substantial redemption requests could be triggered by a number of events outside of our control, including poor investment performance, changes in market conditions or changes in their perception of us as a reputable investment manager.  A perception of significant redemptions, both with respect to the investment vehicles we manage as well as investment vehicles that we do not manage but are in similar asset classes, may also trigger other investors to seek redemptions of their investments as well.  See also “—The failure to manage, or the inability to access, adequate sources of liquidity could materially and adversely affect KKR.”
We have investment management agreements with certain registered and unregistered investment vehicles and listed companies that we manage as well as with our insurance companies.  Perpetual capital from these entities may be removed completely from our AUM, because our investment management agreement with them may be terminated on little or no notice for reasons specified in such agreement, including due to poor investment performance or regulatory compliance.  See
“—Risks Related to Regulatory Matters.”  In the case of any such terminations, the management and incentive fees we earn in connection with managing such entities would immediately cease, which could result in a material adverse impact on our revenues.
The actions of our portfolio companies may subject us to potential liabilities and cause us reputational harm.
We often make controlling investments in companies or hold investments over which we have significant influence over their management or operations. Although these portfolio companies operate their businesses independently from KKR’s own businesses and independently from one another, our ownership interests, governance rights or involvement with these portfolio companies may cause us to be deemed a control person or otherwise subject to theories of successor, aiding-and-
abetting or similar liability under applicable law.  Alternative asset managers have in the past been held liable for acts of their portfolio companies where the manager is alleged to have exercised control or to have authorized, or knowingly failed to prevent or remediate, improper conduct, including with respect to the U.S. Foreign Corrupt Practices Act (the “FCPA”),
European antitrust laws, and financial crime laws.  See “—Risks Related to Regulatory Matters—We are subject to substantial regulatory risks due to our extensive and global investment activities.”
As a result, we may have liability for actions taken by, or failures to take action by, our portfolio companies, which may subject us to civil or criminal liabilities.  Any such liabilities could require our investment vehicles to pay substantial financial sums, which may not be fully reimbursed for by the relevant portfolio company or covered by insurance.  Any criminal liabilities or other enforcement actions taken by regulators in response to actions or failures to act by our portfolio companies could also involve our investment vehicles, our subsidiaries that operate such investment vehicles as its general partners or manager, and our personnel involved with such portfolio company’s business.
In addition, activities by our portfolio companies and other companies in which we invest may be imputed to us. We believe our reputation is critical to our business, including for attracting and retaining investors, maintaining relationships with regulators and being viewed as an attractive investment partner. Any legal or regulatory action involving our portfolio companies, including any settlement, or any negative publicity or adverse public perception regarding a portfolio company’s actions, business, management or industry, may result in significant reputational harm to us, increased regulatory scrutiny and additional regulatory exposure or litigation. In addition, we may elect to pay certain amounts or agree to other consequences, including operational restrictions, to resolve matters involving any of our portfolio companies or investments in order to mitigate potential reputational, regulatory, or other damage to our business. These developments could damage our relationships with existing and prospective investors, employees, regulators and other stakeholders, and otherwise could result in a material and adverse effect on KKR’s business or financial condition.
Changes in tax laws or an adverse interpretation by tax authorities may adversely impact our effective tax rate and tax liability.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties, which are complex and may be open to interpretation.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  Although we believe our application of current laws, regulations and treaties to be correct and sustainable upon examination by tax authorities, tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to financial results that could increase our effective tax rate or have other unforeseen adverse tax consequences.
There could be significant changes in U.S. federal, state, local or non-U.S. tax law that may materially affect us, including by increasing taxes owed in jurisdictions in which we or our portfolio companies operate.  The likelihood and nature of any such legislation is uncertain. For example, on July 4, 2025, the legislation commonly referred to as the One Big Beautiful Bill
Act (“OBBBA”), was enacted, which included amendments and extensions to certain provisions of the 2017 Tax Cuts and Jobs
Act.  The impact of the OBBBA and other potential changes are uncertain and could materially increase the amount of taxes we and our portfolio companies are required to pay and tax-related regulatory and compliance costs.  In addition, further rules relating to compensation for certain covered employees under Section 162(m) could reduce the amount of related tax deductions available to us.
There could be significant changes in U.S. and non-U.S. tax law, regulations or interpretations that adversely affect the taxation of carried interest and our ability to recruit, retain and motivate employees and key personnel.  Investments must be held for more than three years for carried interest to be treated for U.S. federal income tax purposes as long-term capital gain.  The holding period requirement may result in some of our carried interest being taxed as ordinary income to our U.S.
employees and other key personnel, which could materially increase the amount of taxes that they would be required to pay, and this could adversely impact our ability to recruit and retain top talent.  The incentive to hold investments for long-term capital gain treatment may create a conflict of interest between investment vehicle investors (whose investments would receive such capital gain treatment after a holding period of only one year) and KKR on the execution, closing or timing of sales of investments in connection with the receipt of carried interest.
The Organization for Economic Co-operation and Development (an intergovernmental public policy organization, the
“OECD”) and government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on multi-national companies. The OECD has sought to make changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties.  The
OECD finalized guidelines that recommend certain multinational enterprises to be subject to a minimum 15% tax rate (“Pillar
Two”).
Various countries have implemented or intend to implement the OECD’s recommended model rules.  By way of example, the Council of the European Union formally adopted Pillar Two and required all 27 EU member states to adopt local legislation during 2023 to implement Pillar Two rules that apply in respect of the fiscal years beginning from December 31, 2023.
However, the current U.S. administration is not expected to adopt Pillar Two and has been working with the OECD to exempt
U.S. parented groups from certain aspects of Pillar Two, such as the Income Inclusion Rule (the “IRR”) and Undertaxed Profits
Rule (the “UTPR”), creating additional uncertainty as to the application of these rules to multinational enterprises with a U.S.
parent entity.  Our business and our sponsored vehicles’ and portfolio companies’ businesses could be significantly impacted if the model rules, or any future variation, have been or will be implemented in any of the countries in which our business, our portfolio companies’ businesses, or our investment structures are located.  Bermuda’s commitment to the OECD principles has led it to adopt a corporate income tax that may increase tax expense and compliance costs for us.  More generally, our effective tax rates could increase, including by way of a possible denial of deductions or profits being allocated differently.
The OECD’s proposals may also lead to an increase in the complexity, burden and cost of tax compliance for us and our portfolio companies.  Given ongoing design, implementation, administration, and interpretation of such proposals, the timing, scope, and impact of any relevant domestic legislation or multilateral conventions remain subject to significant uncertainty.
See Note 18 “Income Taxes” in our financial statements for further information regarding various tax matters.
Artificial intelligence may increase competitive, operational, legal and regulatory risks to our businesses in ways that we cannot predict.
The use of artificial intelligence by us and others, and the overall adoption of artificial intelligence throughout the world, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our businesses.  Any changes from the use of artificial intelligence could potentially disrupt, among other things, our business models, investment strategies, investment performance, operational processes, and our ability to identify and hire employees.  Some of our competitors may be more successful than us in the development and implementation of new technologies to address investor demands, making investments or improve operations, including services and platforms based on artificial intelligence.
We use artificial intelligence and other quantitative analysis tools and models, developed by us and third-party service providers. Such technology, analysis and modeling are highly complex and subject to limitations and risks that have the potential to adversely impact us to the extent that we rely on artificial intelligence. If the data we, or third parties whose services we rely on, use in connection with the development or deployment of artificial intelligence is incomplete, inadequate or biased in some way, the performance of our products, services, and businesses could suffer. Data in technology that uses artificial intelligence may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our businesses. Our personnel or the personnel of our service providers could, without our knowledge, improperly utilize or misappropriate artificial intelligence and machine-learning technology while carrying out their responsibilities, including relating to the entry of confidential information into a technology platform that is or becomes accessible by third parties. The misuse or misappropriation of our data, unavoidable deficiencies in the practices associated with data collection, training artificial intelligence technology on large data sets, and big data analytics and difficulties validating data, could have an adverse impact on us.
Regulators are also increasing scrutiny and considering, and in some cases enacting, regulation of the use of artificial intelligence technologies, including regarding the use of big data, diligence of data sets and oversight of data vendors.  The use of artificial intelligence by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face increased costs, litigation and regulatory actions related to our use of artificial intelligence. See also “—Risks Related to Regulatory Matters—Privacy, data protection, cybersecurity and artificial intelligence laws may increase compliance costs and subject us to enforcement risks and reputational risks”.
In addition, artificial intelligence may materially disrupt the industries in which we invest, the businesses of our portfolio companies and the valuations of our investments.  See also “—Risks Related to Our Investment Activities—Various conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments”.
Cybersecurity failures and data security breaches could have a material adverse impact on our businesses.
We are subject to various risks and costs associated with the collection, processing, storage and transmission of proprietary, sensitive and otherwise confidential information, including personal information of our investors, insurance policyholders, employees, contractors and other counterparties and third parties, to which we have access to and process through a variety of media, including information technology systems.  Breaches in security could potentially jeopardize our, our employees’, our investment vehicle investors’, our insurance policyholders’ or our counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks.  Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable privacy laws, regulations, policies, industry standards and guidance, related contractual obligations, or other privacy legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our business and operations, and a loss of investor confidence and other reputational damage.
We continuously face various security threats on a regular basis, including ongoing cybersecurity threats to, and attacks on, our information technology infrastructure that are intended to gain access to our confidential information, destroy data or disable, degrade or sabotage our systems.  The risk of a security breach or disruption has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.  Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information).  Our employees have been and expect to continue to be the target of fraudulent calls and emails, and the subject of impersonations and fraudulent requests for money, which we or the services providers we retain, like administrators, paying agents and escrow agents, may not be able to detect or protect against.  These same cybersecurity breaches, cyberattack and cyber intrusions could also be employed against our various stakeholders or other third parties, including attempts to impersonate KKR or its employees, which could cause similar security impacts to our stakeholders, including our portfolio companies, and other third parties and materially and adversely impact us.  The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.
Our cybersecurity risk management efforts and our investment in information technology may not be successful in preventing cyber incidents, which could have a material adverse effect upon our reputation, business, operations, or financial condition.  The techniques used by cyber criminals change frequently, may not be recognized until launched, and can
originate from a wide variety of sources.    Furthermore, if we experience a cybersecurity incident and fail to comply with the relevant notification laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors and clients to lose confidence in the effectiveness of our security measures.

See also “—Our reliance on third parties in the operation of our business exposes us to operational, reputational and other risks”.
We are subject to focus by certain stakeholders on sustainability matters.
Some investors in our investment vehicles, stockholders, regulators and other stakeholders are focused on sustainability matters, such as climate change and environmental stewardship, human rights, support for local communities, corporate governance and transparency, or other environmental- or social-related areas.  Certain investors and other stakeholder groups have also increased their activism and scrutiny of asset managers’ approaches to considering sustainability matters as part of their investment management decision-making, including by urging alternative asset managers to take (or refrain from taking) certain actions that could adversely impact the value of an investment and at times have conditioned future capital commitments on such actions.  Further, a number of U.S. states and non-U.S. countries have enacted or proposed policies, legislation, issued related legal opinions and engaged in related litigation regarding sustainability matters.  Increased focus and activism related to sustainability matters may constrain our capital deployment opportunities.  There can be no assurance that we will be able to accomplish any sustainability-related goals or commitments that we have announced or may announce in the future, as such statements are, or reflect, estimates, aspirations or expectations only at the time of announcement.
More broadly, there can be no assurance that our responsible investment policies and procedures will not change, potentially materially, or may not be applicable for a particular investment, because we continuously review our approach to these issues. Growing interest on the part of investors and regulators in sustainability matters and increased demand for, and scrutiny of, asset managers’ sustainability-related disclosure, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding these matters.  The occurrence of any of the foregoing could have a material and adverse impact on us, including on our reputation.
Although we view our sustainable investing approach as a tool for value creation and value protection, different stakeholder groups and regulators across the jurisdictions and localities where we operate have divergent views on the merits of integrating sustainability considerations into the investment process and have, as applicable, increasingly expressed divergent views and investment expectations with respect to sustainability initiatives and, as applicable, pursued divergent regulatory initiatives.  The increased regulatory and legal complexity and heightened risk of public scrutiny could result in conflicting sustainability-related regulations and legal frameworks that increase our compliance costs and our risk of non-
compliance or impact our reputation and lead to increased inquiries, investigations, challenges by federal or state authorities, and reactive stakeholder engagements.  Moreover, if our practices do not meet evolving stakeholders’ expectations and standards, or if we are unable to satisfy all stakeholders, our reputation, ability to attract or retain employees and our business could be negatively impacted.
Risks Related to Regulatory Matters
We are required to comply with numerous laws and regulations applicable to our business in various countries around the world.  Our compliance with these laws and regulations is critical to our ability to operate our business, and the potential failure to comply subjects us to many material risks and uncertainties as discussed below.  For information about the laws and regulations applicable to our business, please also see “Business—Regulation”.  For additional regulatory risks related to
Global Atlantic, please also see “—Risks Related to Our Insurance Activities—Our insurance business is heavily regulated, and such regulations may have a material and adverse effect on our business, financial condition and results of operations.”
Our business is subject to complex, extensive and evolving laws, and the failure to comply with applicable laws may materially and adversely affect us.
We are a global financial institution, and our business is subject to complex, extensive and evolving laws and regulations in the jurisdictions in which we operate around the world.  Our asset management and capital markets businesses are generally governed by securities laws and regulations applicable to investment advisers, broker-dealers, and other financial services firms, including extensive regulatory requirements relating to registration, fiduciary obligations, disclosure, reporting, recordkeeping, supervision and compliance.  In addition, our insurance business is subject to complex laws and extensive regulations applicable to insurance companies as well as regulations applicable to investment advisers, broker-dealers, and other financial services firms, including requirements relating to licensing, capital adequacy, investments, governance, policy terms, reporting and compliance. Our compliance with these securities and insurance laws and regulations and the other laws and regulations applicable to our business (which may evolve and change, from time to time) is critical to our ability to operate our business and is costly, operationally intensive, and requires significant management attention.  Any failure to comply with these laws or regulations, or any changes in the scope, interpretation, application, or enforcement of such laws and regulations, could materially and adversely affect our business, results of operations, and financial condition.

Adverse regulatory actions may result in significant sanctions, liabilities, operational restrictions, litigation, reputational harm and other material and adverse impacts to our business.
Our compliance with securities and insurance laws and regulations, as well as other laws and regulations applicable to our business, is subject to frequent examinations, inquiries and investigations by U.S. federal and state, as well as non-U.S., governmental agencies and regulatory authorities (including self-regulatory organizations) in the jurisdictions in which we operate. Governmental agencies and regulatory authorities (including self-regulatory organizations) often have broad discretion to interpret and apply the laws and regulations applicable to our industry and our business and to determine areas of focus for their examinations, inquiries, and investigations.  Moreover, many of these laws and regulations authorize such entities to conduct enforcement actions and other proceedings that may result in civil or criminal liability, penalties, and fines;
or other sanctions, including censures, cease-and-desist orders, settlements or revocations, suspensions or expulsions of applicable memberships, licenses, registrations, authorizations or other regulatory approvals that, in any of these cases, may apply with respect to us or any one or more of our businesses, employees, investments or portfolio companies. In addition, convictions, injunctions, sanctions or settlements imposed by a governmental authority could form the basis for automatic or discretionary limitations on our memberships, licenses, registrations, authorizations or other regulatory approvals, or our ability or the ability of our affiliates to rely on exemptions, that are administered by a different governmental authority.  Any of these actions or consequences could materially and adversely affect us.
Any resolution of claims brought by a governmental agency or regulatory authority (including self-regulatory organizations) may, in addition to the imposition of significant monetary penalties or other sanctions, require an admission of wrongdoing or result in adverse limitations or prohibitions on our ability to conduct our business activities, including potential statutory disqualifications, third-party oversight of various business processes, or the divestiture of investments.  Actions by a governmental agency or regulatory authority in one area of our business could affect other areas of our business, including our joint venture partners and portfolio companies, which could, in turn, materially and adversely affect our business, results of operations and financial condition. Even if an investigation or proceeding does not result in a sanction or the sanction imposed is not material in monetary terms, the investigation, proceeding, action, imposition of sanctions or general perception of impropriety could still significantly harm our reputation, adversely impact our relationship with our regulators, result in increased future regulatory scrutiny, result in the loss of investors and investment opportunities, and place us at a material disadvantage to our competitors.
The suspension, revocation, or limitation of our regulatory registrations or licenses may materially adversely affect our business.
As a regulated financial institution, we rely on our regulatory registrations and licenses around the world in order to conduct our business.  The suspension, revocation, or limitation of our regulatory registrations or licenses may materially adversely affect our business and potentially prohibit our ability to conduct our business at all.  For example, we operate registered investment advisers and broker-dealers in the United States and around the world, and the suspension, revocation or limitation of our registrations as an investment adviser or as a broker-dealer would limit or could even prohibit us from conducting our asset management and capital markets businesses in the jurisdictions in which we currently operate.
A U.S. investment adviser’s registration under the Investment Advisers Act may be suspended, revoked, or otherwise limited as a result of, among other things, failure to meet eligibility requirements for registration with the Securities and
Exchange Commission (“SEC”), violations of applicable federal securities laws or fiduciary duties, violations of criminal laws, materially inaccurate or incomplete regulatory filings, or as the result of disciplinary or enforcement actions by the SEC or other federal, state or non-U.S. regulators, including actions based on criminal convictions, guilty pleas, or injunctions involving the adviser or its associated persons.  In particular, investment advisers are subject to heightened regulatory scrutiny with respect to the identification, disclosure and management of conflicts of interest, including conflicts arising from principal transactions, cross trades or other transactions in which the adviser or its affiliates have a financial or other interest.
See “—Risks Related to Our Business—We may pursue new business opportunities, strategic initiatives, or investment opportunities that involve new or unique business, regulatory or other complexities and risks” and “—Risks Related to Our
Investment Activities—If we fail to effectively manage conflicts of interest that arise from our investment activities, our reputation, business or financial results could be materially and adversely impacted or we may become subject to regulatory scrutiny or litigation”.
A U.S. broker-dealer’s registration under the Securities Exchange Act of 1934 may be suspended, revoked, or otherwise limited as a result of, among other things, violations of federal securities laws or regulations, failure to comply with the rules and regulations of the SEC and the Financial Industry Regulatory Authority (“FINRA”), materially inaccurate or incomplete regulatory filings, failure to maintain required net capital or supervisory systems, insolvency, criminal convictions or injunctions involving the broker-dealer or its associated persons, or as the result of disciplinary or enforcement actions by the

SEC, FINRA or other federal, state or non-U.S. regulators, including actions based on the conduct of affiliates or associated persons.  Similarly, the Investment Company Act may disqualify certain persons and their affiliates from acting in various capacities for U.S. registered funds, including as investment adviser, as a result of certain convictions and injunctions.
We also rely on similar registrations in order to conduct our asset management business outside of the United States .
For example, in Europe, we are an AIFM registered with the Central Bank of Ireland under the AIFMD, and in the United
Kingdom, we are regulated by the FCA under the FSMA.  In addition, in Asia, we are a financial instruments business operator under the Financial Instruments and Exchange Act of Japan and a licensed asset manager and broker-dealer with the
Securities and Futures Commission in Hong Kong, and we conduct fund management activities under license from the
Monetary Authority of Singapore. For more information, see “Business—Regulation”.
In addition, an insurance company’s license or authorization may be suspended, revoked, or otherwise limited as a result of, among other things, failure to meet applicable solvency, capital, or reserve requirements; deficiencies in risk management, internal controls, or governance; violations of applicable insurance laws or regulations; inaccurate or incomplete regulatory filings or disclosures; unsafe or unsound business practices; failures in market conduct or consumer protection compliance; or
as a result of regulatory examinations, supervisory actions, or enforcement proceedings.  Insurance regulators have broad authority to impose corrective actions, restrictions, enhanced oversight, or other regulatory measures, including in connection with capital adequacy, investment practices, governance, reporting, or market conduct matters, and adverse regulatory actions affecting our insurance subsidiaries could limit their ability to write new business, require changes to investment or operating practices, restrict dividend capacity or intercompany arrangements, or otherwise materially adversely affect our insurance business and the results of our operations.  See, generally, “—Risks Related to Our Insurance
Activities”.
Any suspension, revocation, limitation, conditioning, or failure to obtain or renew licenses, registrations, authorizations, exemptions, or approvals applicable to any of our businesses, in the United States or in any other country in which we operate around the world, could restrict or prohibit our ability to conduct our business, require restructuring of business lines, limit products we offer, impede fundraising, restrict transaction activity, or otherwise materially adversely affect our business.
See also “—Adverse regulatory actions may result in significant sanctions, liabilities, operational restrictions, litigation, reputational harm and other material and adverse impacts to our business”.
Changes in the regulatory framework applicable to our business, including the loss of exemptions or the application of enhanced group-level regulation, may materially adversely affect us.
Our business operates within regulatory frameworks globally that distinguish among different types of financial activities, products, organizational structure, and other factors. These regulatory frameworks, including the scope, availability, and interpretation of exemptions, exclusions, and tailored regulatory requirements, are subject to change. If the regulatory framework applicable to our business were to change, we could become subject to additional or more comprehensive regulation in any one or more jurisdictions in which we operate, which may cause material and adverse impacts to our business. The regulatory framework applicable to our business may change for a number of reasons, including through amendments to existing laws or regulations; changes in regulatory interpretation or supervisory expectations; changes in enforcement priorities or activity; evolving regulatory views regarding, among other things, market structure, investor protection, or financial stability; changes in how our business activities or organizational structure are viewed by regulators;
disqualifying events involving us, our affiliates, or associated persons; or changes in our business activities or organizational structure or the growth or expansion of our business, including our expansion into new geographies, offering new investment or insurance products, or changing the way we raise capital from investors.
In particular, regulatory frameworks applicable to our business may evolve over time.  For example, our private credit strategies and insurance-adjacent lending activities operate largely outside the traditional banking system and are subject to a complex and developing set of regulatory regimes, including securities, insurance, derivatives, banking, and financial stability laws. Although these activities are conducted through entities that are not regulated as banks, they have increasingly attracted regulatory attention due to their scale, growth, use of leverage, liquidity characteristics, interconnectedness with regulated financial institutions and potential relevance to broader financial markets. Regulatory authorities may adopt new or revised laws, regulations, guidance, or supervisory approaches applicable to these activities. Such developments could include heightened reporting or disclosure requirements, limitations on leverage, increased liquidity requirements, restrictions on investment strategies or asset concentrations, or enhanced governance or risk-management expectations. In addition, regulatory initiatives relating to non-bank financial intermediation or so-called “shadow banking,” as well as financial-stability-
oriented regulation, could result in the recharacterization of certain of our private credit or insurance-adjacent activities or the imposition of activity-based or group-level regulatory requirements that have historically applied to banks or other systemically important financial institutions, which could materially adversely affect our business, financial condition, and results of operations.
Moreover, given the scale and scope of our business and financial activities, regulators may evaluate our business and risk profile on a consolidated or group-wide basis rather than solely by reference to individual regulated entities. In the United
States, the Financial Stability Oversight Council has authority to designate certain non-bank financial companies as systemically important financial institutions, which could subject a designated entity to enhanced supervision and regulation.
Similarly, in the European Union and the United Kingdom, groups that engage in both insurance and investment activities may be subject to supplementary group-wide supervision under the Financial Conglomerates Directive and its UK equivalent. If we were to become subject to such enhanced or group-level regulatory regimes, we could face materially increased regulatory burdens, governance, reporting, capital, liquidity, or risk-management requirements, restrictions on business activities or intercompany arrangements, or other limitations that could materially adversely affect our business, financial condition, and results of operations.
For matters that may specifically affect our insurance business, please see “—Risks Related to Our Insurance Activities—
Our insurance business is heavily regulated, and such regulations may have a material and adverse effect on our business, financial condition and results of operations.”
If regulatory exemptions or exclusions on which we rely become unavailable, we may become subject to additional restrictive and costly regulatory requirements, regulatory action or liability.
We regularly rely on exemptions, exclusions and other regulatory accommodations under U.S. and non-U.S. laws and regulations in conducting our asset management, capital markets and insurance businesses.  The unavailability of these exemptions or exclusions for any reason, including changes in law, changes in regulatory interpretation, disqualifying events involving us, our affiliates, or associated persons, or changes in our business activities or organizational structure, may subject us or our investment vehicles to additional restrictive and costly regulatory compliance requirements, regulatory action or third-party claims, or other otherwise materially and adversely affect our business.
In particular, we rely on exemptions from requirements pursuant to the Securities Act of 1933, the Securities Exchange
Act of 1934, the Investment Company Act, the Commodity Exchange Act of 1936, and the Employee Retirement Income
Security Act of 1974 (“ERISA”) in conducting our business activities, as well as exemptions from various foreign regulatory requirements.  These exemptions are often highly complex, subject to evolving interpretation, and may in certain circumstances depend on compliance by third parties or factual determinations that may be outside of our control.
For example, in raising new funds or other investment vehicles in the United States, we typically rely on private placement exemptions from registration under the Securities Act, including Rule 506 of Regulation D.  If we, our investment vehicles or any of the covered persons associated with our investment vehicles were to become subject to a disqualifying event, which includes a variety of criminal, regulatory and civil matters, one or more of our investment vehicles could lose the ability to raise capital in a Rule 506 private offering, which could materially impair our ability to raise capital for existing and new investment vehicles.  The occurrence of a disqualifying event would also materially and adversely affect our ability to raise or syndicate capital for our transactions and for third parties and otherwise materially and adversely affect our ability to conduct our capital markets business, which depends on our ability to participate in unregistered securities offerings.  As we expand the array of vehicles that we offer to individual investors, we may increasingly rely on the Rule 506(c) safe harbor, which permits general solicitation and advertising but requires enhanced procedures to verify accredited investor status, increasing compliance complexity and execution risks. Outside of the United States, we also rely on similar private placement exemptions and marketing registrations, for example under the AIFMD in Europe, the Financial Services and Markets Act 2000
(as amended and supplemented by statutory instruments) and the Alternative Investment Fund Managers Regulations 2013
(as amended) in the United Kingdom, the Financial Instruments and Exchange Act in Japan, and the Securities and Futures Act
in Singapore.
In addition, certain of our investment vehicles, including our K-Series vehicles, are structured and operated in reliance on exclusions from the definition of an investment company under the Investment Company Act.  If any such entity were required to register as an investment company, the applicable restrictions on capital structure, leverage, transactions with affiliates, governance, and operations would make it impractical for the entity to operate its business as currently conducted and could materially and adversely affect our financial results and results of operations.
In the United States, the CFTC and the SEC regulate transactions in futures and swaps as well as entities that enter into those transactions.  We are also subject to similar regulations when we trade derivatives in non-U.S. jurisdictions. These regulations may limit our trading activities and our ability to implement effective hedging strategies or increase the costs of compliance.  We generally operate our businesses pursuant to exemptions from registration, but certain transactions in futures, swaps and other derivatives remain subject to regulatory requirements regardless of our registration status.  We and other asset management firms rely on an exemption from aggregation for portfolio companies that hold positions in the relevant contracts.  Our insurance subsidiaries must also comply with applicable insurance and other regulations with respect to hedging.  Any changes in application or interpretation of the rules applicable to futures, swaps and other derivatives could result in significant costs for us and our investment vehicles.
Distribution of financial products to individual investors subjects us to heightened regulatory, litigation, and reputational risks, which may materially adversely affect our business.
As part of our growth strategy, we have distributed and expect to continue distributing certain of our investment and insurance products to individual investors.  In some cases, our financial products are distributed indirectly through third-party managed vehicles sponsored by brokerage firms, banks, or third-party feeder providers, and in other cases directly to the clients of banks, independent investment advisers, and broker-dealers. We also create investment products specifically designed for direct investment by individual investors in the United States and in non-U.S. jurisdictions. Products offered to individual investors are subject to heightened regulatory scrutiny, prescriptive conduct standards, and increased litigation risk compared to products offered primarily to institutional investors.
For example, in the United States, the public offering and sale of securities to individual investors is subject to the anti-
fraud and other investor protection provisions of the Securities Act of 1933, the Securities Exchange Act of 1934, and, where applicable, the Investment Company Act, which may subject issuers and their affiliates and control persons to heightened regulatory scrutiny and to claims by private plaintiffs alleging that such products were inappropriately marketed, inadequately disclosed, or otherwise offered or sold in violation of applicable securities laws. We have sponsored and advise, or sub-advise, investment products whose structuring and investments in illiquid assets are novel and untested. In addition, U.S. broker-
dealers and their associated persons are subject to laws and regulations governing the sale of financial products to individual investors, including Regulation Best Interest, which requires recommendations to retail customers to be made in the customer’s best interest. These regulations also apply to third-party broker-dealers and any broker-dealers we operate that distribute our investment or insurance products directly to individual investors. Compliance with such regulations and related disclosure requirements, conflict-management, supervision, and recordkeeping requirements may impose additional costs, operational complexity, and supervisory obligations on us, and may impact our ability to distribute our financial products to individual investors. See also “—Risks Related to Our Insurance Activities—Our insurance business is heavily regulated, and such regulations may have a material and adverse effect on our business, financial condition and results of operations.”
In addition, various non-U.S. laws and regulations also govern the sale of financial products to individual investors, including, for example, Directive 2014/65/EU (MiFID II), Directive 2011/61/EU (AIFMD), and Regulation 2015/760/EU (ELTIF
Regulation) which govern the sale of financial products to individual investors in the European Economic Area (the “EEA”).
These EEA directives and regulations contain requirements for, among other things, marketing, investor suitability assessments, and conflicts of interest management, and certain of these requirements also apply to distributors, placement agents and other intermediaries that distribute our products to individual investors.  Moreover, although the EEA’s directives and regulations are intended to create an EEA-wide harmonized framework, individual EEA member states may supplement them with their own national rules, which adds to complexity and compliance risks.
The distribution of our products to individual investors often occurs through third-party channels that we do not control.
Although we conduct due diligence and establish onboarding and contractual arrangements with such distributors, we may not be able to effectively monitor or control how our products are marketed, recommended, or sold. As a result, we may be exposed to regulatory inquiries, enforcement actions, litigation, or reputational harm arising from allegations that our products were sold to investors for whom they were unsuitable or inadequately disclosed, even where such conduct was undertaken by third parties. Similar risks arise if our employees involved in distribution or oversight of third-party distributors fail to adhere to applicable compliance or supervisory requirements.  Legislative and regulatory developments may affect our retail strategy. In the United States, initiatives intended to expand access by participants in 401(k) and other defined contribution plans to alternative investments may create new opportunities but also raise complex regulatory, fiduciary, disclosure, valuation, liquidity, and operational issues under securities and other applicable laws. We may incur significant costs to design and implement products and compliance frameworks to access such channels, and those costs may not be recoverable if regulatory requirements change, are delayed, or do not take effect. At the same time, competitors may pursue these opportunities more aggressively, potentially placing us at a competitive disadvantage.  Expanding our focus on individual investors may also subject us to increased scrutiny regarding fees, liquidity, valuation, marketing, and disclosures, increase the risk of private litigation or regulatory enforcement, and could be perceived by our institutional investors as creating conflicts of interest or a shift in strategic focus, any of which could materially adversely affect our business, results of operations, and financial condition. See also “—Adverse regulatory actions may result in significant sanctions, liabilities, operational restrictions, litigation, reputational harm and other material and adverse impacts to our business.”

Regulations impacting the insurance industry and insurance companies owned by alternative asset managers may adversely affect our business.
The NAIC and task forces and working groups appointed by it as well as individual U.S. state insurance regulators continue to consider various initiatives to change and modernize the solvency framework applicable to regulated insurance companies.
These initiatives include enhancing the ability of state insurance regulators to effectively monitor the solvency and risks faced by an insurer within a larger group and when engaging in reinsurance transactions with other insurers.  Although initially the
NAIC’s actions were driven by growing concerns related to companies owned by alternative asset management firms, the
NAIC and individual state insurance regulators have shifted toward an activity-based regulatory approach, signaling continued
potential for additional regulation. The NAIC and state insurance regulators have adopted and continue to evaluate new regulations relating to affiliates and investment structures (including revisions to the capital charges for asset-backed securities, in particular CLOs), investment management agreements, governance standards, market conduct practices and use of third-party administrators.  For example, the NAIC and U.S. state insurance regulators have increasingly focused on the terms, structure, and negotiation of investment management agreements.
As part of their efforts to address potential risks stemming from an insurance company’s relationship with alternative asset managers that may impact the insurance company’s risk profile, regulators have increased their scrutiny of certain structured investments held by insurance companies, the appropriateness of investment ratings and potential conflicts of interest (including affiliated investments), and potential misalignment of incentives.  This growing scrutiny may increase the risk of regulatory actions against our insurance business and could result in new or amended regulations that limit our ability as an investment adviser, or make it more burdensome or costly, to enter into or amend existing investment management agreements with insurance companies and thereby grow our insurance strategy. Additionally, the group-wide supervisor for our insurance business is the Indiana Department of Insurance.  The Indiana Department of Insurance has informed us that it will be part of the International Association of Insurance Supervisors’ Global Monitoring Exercise, a risk assessment framework to monitor key risks and trends and to detect the potential build-up of systemic risk in the global insurance sector that also includes all Internationally Active Insurance Groups (“IAIGs”).  IAIGs are expected to be subject to group-wide capital standards once adopted by the United States.  At this time, we cannot accurately predict whether we will be named or designated as an IAIG or the impact, if any, on us.
See also “—Risks Related to Our Insurance Activities—Our insurance business is heavily regulated, and such regulations may have a material and adverse effect on our business, financial condition and results of operations.”
We are subject to substantial regulatory risks due to our extensive and global investment activities.
As a global alternative asset manager, we regularly engage in transactions involving equity and debt investments, mergers, acquisitions, financings, restructurings, exits, and other investment activities across numerous jurisdictions. These transactions are subject to a wide range of complex laws and regulations, including securities, antitrust, foreign investment, sanctions, export controls, anti-corruption, and other regulations administered by U.S. and non-U.S. governmental authorities.
In addition to the laws and regulations arising from our investment activities, we also become subject from time to time to the laws and regulations applicable to the businesses of our portfolio companies, including the regulations related to the
U.S. Federal Energy Regulatory Commission, the U.S. Federal Communications Commission, and the U.S. Defense
Counterintelligence and Security Agency as well as various laws and regulations of non-U.S. jurisdictions, such as those promulgated by the U.K. Financial Conduct Authority, the Swedish Financial Supervisory Authority, the German Federal
Financial Supervisory Authority, and the Australian Prudential Regulation Authority. Compliance with these laws and regulations is highly fact-specific, requires significant time, resources, and coordination across multiple jurisdictions, and is subject to heightened regulatory scrutiny and enforcement.  Compliance with these laws and regulations is highly fact-
specific, requires significant time, resources, and coordination across multiple jurisdictions, and is subject to heightened regulatory scrutiny and enforcement.
Our ability to comply with many of these requirements depends in part on obtaining timely, complete, and accurate information from portfolio companies, management teams, counterparties, and third-party advisers, including information relating to operations, ownership structures, counterparties, customers, and historical conduct. We may not always be able to independently verify such information, and we rely significantly on our portfolio companies to provide such information to us.
In some cases, inaccurate, incomplete, or delayed information may not be identified until after a transaction has closed, which could result in regulatory investigations, the reopening of prior approval processes, the imposition of remedial measures or sanctions, or other adverse consequences for us and our portfolio companies. See also “—The actions of our portfolio companies may subject us to potential liabilities and cause us reputational harm”.

Compliance with these transactional regulatory requirements is costly and operationally complex, requiring substantial investment in personnel, systems, controls, and external advisers. These costs may increase as regulatory regimes become more expansive, enforcement activity intensifies, or new jurisdictions or asset classes are added to our investment activities.
Failure to comply, or errors in assessing or implementing compliance requirements in connection with our transactions, could subject us or our portfolio companies to civil or criminal penalties, fines, sanctions, judgments, remedial obligations, transaction delays or prohibitions, reputational harm, or other adverse consequences.  In certain circumstances, we or our personnel could also be subject to civil or criminal investigations or enforcement actions based on the conduct of portfolio companies, joint venture partners, counterparties, or other third parties, including under theories of control person, successor, or aiding-and-abetting liability.  The failure to effectively manage these risks, or significant increases in compliance burdens or enforcement exposure, could materially adversely affect our business, results of operations, financial condition, and reputation.  See also “—Our business is subject to complex, extensive and evolving laws, and the failure to comply with applicable laws may materially and adversely affect us” and “—Adverse regulatory actions may result in significant sanctions, liabilities, operational restrictions, litigation, reputational harm and other material and adverse impacts to our business”.
Various investment-related and competition laws may limit our investment opportunities and subject us to adverse regulatory consequences.
As a global alternative asset manager with a broad investment platform, our ability to identify, pursue, and consummate attractive investment opportunities may be constrained by various investment-related and competition laws, including antitrust, merger control, foreign direct investment (“FDI”) and similar laws and regulations that aim to control investment activity in various jurisdictions around the world. These regimes may restrict the types of transactions we can pursue, the industries or assets in which we can invest, the structures through which we can invest, or the investors that can participate in them, particularly given our size, global footprint, and ownership of, or relationships with, a wide range of portfolio companies and affiliates.
In many cases, the potential applicability of investment-related and competition laws may deter us from pursuing certain investment opportunities, limit our ability to finance existing functions, or require us to structure transactions in ways that are less attractive or less competitive, including by limiting ownership levels, governance rights, syndication arrangements, co-
investor participation, or exit alternatives. In addition, counterparties, sellers, financing sources, or co-investors may be unwilling to engage in transactions subject to extended or uncertain regulatory review, or may prefer bidders with simpler ownership structures or perceived lower regulatory risk, placing us at a competitive disadvantage.
Our transactions are often subject to investment-related and competition laws that require pre-closing or post-closing notifications, approvals, or clearances in connection with our investment activities, including under U.S. antitrust laws and national-security-focused regimes such as the U.S. Foreign Investment Risk Review Modernization Act, pursuant to which the
Committee on Foreign Investment in the United States may review, block, or impose conditions on investments by non-U.S.
persons in U.S. businesses or real assets. Many jurisdictions around the world have similar or comparable antitrust and FDI regimes.  Additionally, certain jurisdictions may impose restrictions or prohibitions on businesses making investments in other countries or otherwise restrict investment activities. For example, the U.S. Outbound Investment Security Program imposes notification requirements and prohibitions for certain investments in entities engaged in specified technology sectors outside of the United States. The prospect of review or restrictions under these regimes may narrow the universe of feasible transactions, delay decision-making, or require significant resources to evaluate regulatory risk before we can determine whether to pursue an opportunity. Determining which investment-related and competition laws and regulations apply to any particular transaction, identifying the applicable filing, notice, approval, or other requirements that may be triggered under such laws and regulations, and ensuring compliance with all applicable requirements can be complex and resource-intensive.
Any of the foregoing could reduce the number or attractiveness of investment opportunities available to us, increase the time, cost, and complexity associated with evaluating and executing transactions, limit our ability to deploy capital efficiently, adversely impact our competitive positions or otherwise materially adversely affect our investment activities.  Failure to comply with these laws and regulations, or allegations of non-compliance, could prevent us from completing transactions, and could subject us, our employees and our portfolio companies to civil or criminal sanctions, fines, penalties, remediation obligations, restrictions on investment activities, enhanced monitoring or oversight, requirements to divest or restructure investments, and significant reputational harm.  See also “—Adverse regulatory actions may result in significant sanctions, liabilities, operational restrictions, litigation, reputational harm and other material and adverse impacts to our business”.

Financial crime laws may limit our investment and capital raising activities and subject us to adverse regulatory consequences.
Our business is subject to a wide range of laws and regulations relating to the prevention of financial crime, including anti-corruption, economic sanctions, and anti-money laundering and countering the financing of terrorism ("AML/CFT") and similar laws and regulations administered by U.S. and non-U.S. governmental authorities. These include, among others, FCPA, economic sanctions and trade control laws and regulations administered by the U.S. Department of the Treasury’s Office of
Foreign Assets Control, the U.S. Department of Commerce, and the U.S. Department of State, AML/CFT requirements administered by the U.S. Department of the Treasury’s Financial Crimes Enforcement Network, as well as similar laws and regulations administered by non-U.S. authorities, including EU and UK sanctions regimes and the UK Bribery Act. These laws and regulations are complex, may in some cases impose liability regardless of intent or knowledge, may be applied extraterritorially, and may impose overlapping or conflicting requirements, creating significant compliance and enforcement risk.
Compliance with financial crime laws can be highly fact-specific and often requires collection of and depends on information regarding counterparties, including ownership structures, business practices, and historical conduct, which may be incomplete, inaccurate, or difficult to obtain, particularly in connection with cross-border transactions or investments in jurisdictions with less developed regulatory regimes. These risks are heightened by our ownership of, and investment in, portfolio companies operating across numerous jurisdictions and industries. In certain circumstances, we or our personnel could be subject to investigations, enforcement actions, or liability arising from the conduct of portfolio companies, joint venture partners, or other third parties, including under theories of control person, successor, aiding-and-abetting, or facilitation liability. In particular, under U.S. economic sanctions, the FCPA and similar laws and regulations, we may be held liable for conduct engaged in by portfolio companies or their employees, agents, or intermediaries, including conduct that occurred prior to our investment or without our knowledge.
Compliance with financial crime laws is required throughout the lifecycle of our investments, including when we acquire investments, and exit or sell investments. In these contexts, we must assess whether funds paid or received in connection with an acquisition, financing, or disposition could be transferred, directly or indirectly, to persons or entities subject to sanctions or other restrictions. Limitations on our ability to obtain complete or reliable information regarding sellers, buyers, beneficial owners, intermediaries, or payment flows, or changes in applicable laws and regulations or sanctions regimes may require changes to transaction structures, reduce proceeds, or expose us to enforcement risk.
Compliance with financial crime laws can also have a material impact on our fundraising, capital-raising, and syndication activities, including limitations on the admission of investors into our funds and the participation of co-investors in our transactions. In these contexts, we may be required to assess the identity, ownership, source of funds, and jurisdictional nexus of investors, lenders, and co-investors, and applicable restrictions may limit participation, delay or prevent capital formation or syndication, require enhanced diligence or contractual protections, or otherwise adversely affect our ability to raise capital or complete transactions.
Compliance with financial crime laws can be costly and resource-intensive, requiring significant investment in personnel, systems, controls, training, and third-party advisers, and may limit the jurisdictions, industries, counterparties, or investment opportunities we are able to pursue. Failure to comply with these laws and regulations, or allegations of non-compliance, could subject us and our portfolio companies to civil or criminal sanctions, remediation obligations, restrictions on business activities, enhanced monitoring or oversight, requirements to divest or restructure investments, and significant reputational harm.  See also “—Adverse regulatory actions may result in significant sanctions, liabilities, operational restrictions, litigation, reputational harm and other material and adverse impacts to our business”.
Our investment vehicles and insurance subsidiaries could become subject to the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the Code, which would adversely affect our businesses.
Our investment vehicles are structured and operated in a manner intended to avoid being treated as holding plan assets for purposes of ERISA and Section 4975 of the Code, and we seek to conduct our investment management activities in a manner consistent with applicable exemptions and exceptions. However, if any of our investment vehicles or insurance subsidiaries were determined to hold plan assets for purposes of ERISA, or if an applicable exemption or exception were unavailable, we could become subject to the fiduciary responsibility and prohibited transaction provisions of ERISA and the
Code, which could materially adversely affect our business.

We or certain of our investment vehicles could potentially be held liable under ERISA for the pension obligations of one or more of our portfolio companies if we or the investment vehicle were determined to be a “trade or business” under ERISA and deemed part of the same controlled group as the portfolio company under such rules, or if we were otherwise to become jointly and severally responsible for any such pension liabilities.  In addition, if a similar rationale were expanded to apply also for U.S. federal income tax purposes, then certain of our investors could be subject to increased U.S. income tax liability or filing obligations in certain contexts.  Similar laws and theories that could be applied with similar results also exist outside of the United States.
Although we do not currently rely on the qualified professional asset manager (“QPAM”) exemption under ERISA in any material respect, certain of our affiliates and we, in the future, may rely on the QPAM exemption in connection with managing plan assets. The availability of the QPAM exemption may be lost or rendered unavailable as a result of criminal convictions, regulatory actions, or other disqualifying events involving the relevant investment adviser or certain affiliated entities or individuals, including conduct unrelated to the management of plan assets. Any such loss or unavailability could expose us or our investment vehicles to prohibited transaction liability, restrict our ability to manage plan assets, require restructuring of affected arrangements, or otherwise materially adversely affect our business. Moreover, if the general accounts or separate accounts of one or more of our insurance subsidiaries were to constitute plan assets for purposes of
ERISA, in the absence of an exemption we could incur liability under the prohibited transaction provisions of ERISA and the
Code as a result of any our investment management activities with respect to, or transactions involving our insurance subsidiaries, and we could become prohibited from being compensated for managing our insurance subsidiaries’ assets.
See also “—Adverse regulatory actions may result in significant sanctions, liabilities, operational restrictions, litigation, reputational harm and other material and adverse impacts to our business”.
Sustainability-related laws and disclosure requirements may increase compliance costs and subject us to enforcement risks and reputational risks.
We and certain of our investment vehicles and portfolio companies are or may become subject to sustainability-related laws, regulations, and disclosure requirements. Our business could be adversely affected if we, our investment vehicles or our portfolio companies fail to comply with applicable sustainability requirements, including as a result of increased compliance costs, regulatory enforcement activity, litigation, or reputational harm. New or amended sustainability rules, regulations, enforcement priorities, or interpretations of existing laws may result in enhanced disclosure or other compliance obligations and could adversely affect our investment activities and ability to raise capital.
In the European Union, we and certain of our investment vehicles and portfolio companies are or may become subject to sustainability-related rules and guidance, including the Sustainable Finance Disclosure Regulation, the Corporate Sustainability
Reporting Directive, and the Corporate Sustainability Due Diligence Directive, each of which, if applicable, could impose significant disclosure, reporting, or due diligence requirements. In addition, we, our investment vehicles and portfolio companies may also become subject to sustainability-related regulations in the United States, including the California Climate-
Related Financial Risk Act (SB 261) (which is temporarily enjoined) and the California Climate Corporate Data Accountability
Act (SB 253) that is contemplated to require certain disclosures about climate-related financial risks and greenhouse gas emissions data. On the other hand, several U.S. governmental authorities have enacted or proposed legislation and policies, or pursued investigations and litigation, to restrict or prohibit government entities from doing business with businesses identified as boycotting or discriminating against particular industries or from considering environmental and social factors in their investment processes.
Compliance with sustainability-related requirements often depends on collecting, measuring, and reporting information from portfolio companies and other third parties, which may be incomplete, inconsistent, or difficult to obtain. Sustainability-
related reporting is subject to evolving standards and methodologies and may require the use of assumptions or estimates that could later be challenged. Collecting, measuring, and reporting sustainability information can be costly, difficult, and time-consuming and may present operational, legal, and reputational risks.
We expect evolving sustainability-related regulation and investor expectations to require us to devote additional resources to sustainability matters in connection with our investment activities and the management of our portfolio companies, which will increase our expenses. Any failure to effectively manage these requirements, or any material increase in compliance burdens, regulatory action, litigation, or reputational harm, could materially adversely affect our business, results of operations, and financial condition. See also “—Adverse regulatory actions may result in significant sanctions, liabilities, operational restrictions, litigation, reputational harm and other material and adverse impacts to our business”.

Privacy, data protection, cybersecurity and artificial intelligence laws may increase compliance costs and subject us to enforcement risks and reputational risks.
Data privacy, data protection and cybersecurity have become priorities for regulators around the world, and rapidly evolving and changing laws and regulations, including with respect to artificial intelligence, may increase compliance and legal costs and expose us to enforcement risk, litigation, and reputational harm. We and our portfolio companies are subject to U.S.
federal and state privacy and data protection laws and regulations. For example, the California Consumer Privacy Act provides enhanced consumer rights, a private right of action for certain data breaches, and statutory fines, damages and penalties for violations.  Other U.S. states have passed their own consumer privacy laws and other states are considering doing so.  At the
U.S. federal level, we are subject to the Gramm-Leach-Bliley Act of 1999, and implementing regulations, including Regulation
S-P, which governs privacy notices and the safeguarding and disposal of customer information and establishes certain incident response and notification obligations.
Our insurance business processes sensitive personal information of policyholders, which exposes it to heightened privacy and cybersecurity risk, and our insurance subsidiaries are subject to additional cybersecurity requirements, including the New
York State Department of Financial Services (“NYSDFS”) cybersecurity regulation, which requires covered entities to maintain cybersecurity programs, conduct risk assessments, and satisfy certain incident reporting and governance requirements. In
November 2023, the NYSDFS finalized amendments to its cybersecurity regulations that significantly expanded the NYSDFS’
regulation of data privacy matters.
We are also subject to non-U.S. privacy and data protection laws, including the European General Data Protection
Regulation, the Personal Information Protection Law of the People’s Republic of China, the India Digital Personal Data
Protection Act 2023, the UK Data Protection Act, and similar laws in other jurisdictions. Many of these regimes have extraterritorial reach, impose differing or conflicting requirements, and may apply to data processing activities conducted by us, our portfolio companies, or third-party service providers. In addition, we are often subject to privacy and data security obligations arising from contractual commitments with counterparties.
There is also increased regulatory attention about the use of artificial intelligence.  For example, the European Union has adopted Regulation (EU) 2024/1689, which establishes a comprehensive, risk-based regulatory framework governing the development, marketing, deployment and use of artificial intelligence systems within the European Union.
Failure to comply with applicable data privacy, data protection, cybersecurity, or artificial intelligence laws or related contractual obligations could result in regulatory investigations or enforcement actions, private litigation, fines, penalties, claims for damages, or adverse publicity. Even where we are not found liable, responding to investigations or claims may be costly and time-consuming and could result in reputational harm. Regulatory enforcement activity and private litigation relating to data privacy and cybersecurity matters have increased in recent years, and any significant enforcement action, litigation, or reputational harm could materially adversely affect our business, results of operations and financial condition.
See also “—Adverse regulatory actions may result in significant sanctions, liabilities, operational restrictions, litigation, reputational harm and other material and adverse impacts to our business”.
Risks Related to Our Investment Activities
In our asset management business, we sponsor and manage funds and other investment vehicles that make investments worldwide on behalf of third-party investors and, in connection with those activities, typically deploy our own capital for a portion of those investments.  These investments are subject to many material risks and uncertainties as discussed below.  In addition, we manage the investments of our insurance subsidiaries and other investments on our balance sheet, including through our Strategic Holdings business.  Because we directly bear the full risk of the investments of our insurance subsidiaries and those on our balance sheet, including those reported in our Strategic Holdings segment, the risks and uncertainties discussed below may have a greater impact on our results of operations and financial condition.
Future results of our investments may be different than, and may not achieve the levels of, any of our historical returns.
We have presented in this report certain information relating to our investment returns, such as net and gross internal rates of return (“IRR”), multiples of invested capital (“MOIC”) and realized and unrealized investment values for investment vehicles that we have sponsored, managed or operated.  Historical returns of our investment vehicles should not be relied upon as indicative of the future results that you should expect from our investment vehicles and are not indicative of the future results of our insurance subsidiaries or our balance sheet assets.  The future results may differ significantly from their historical results for a multitude of reasons, including for timing differences between the reporting of unrealized gains and realization events, changes in the asset classes in which our current funds invest in compared to historical asset classes, market and economic conditions, differences in the duration of holding periods of investments and deployment periods for investment vehicles, differences in asset mixes, industry exposures, and geographies, and the economic terms and costs associated with our newer investment vehicles.
Various conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments.
Global equity markets, which have been and are expected to continue to be volatile, significantly impact the valuation of our equity investments in portfolio companies.  For our equity investments that are publicly listed and thus have readily observable market prices, equity markets around the world have a direct impact on valuation, because their values are determined by their listed prices in the public markets.  For our equity investments that are not publicly listed, equity markets have an indirect impact on valuation as we often consider market multiples in our valuation of illiquid assets.  In our private equity business, a substantial amount of investments are in equities, so a change in equity prices or equity market volatility could significantly impact the value of our private equity investments.  In our insurance business, a change in equity prices also impacts our equity-linked annuity and life insurance products, including with respect to hedging costs related to those products.
The credit markets can also impact the valuations of our equity investments in portfolio companies.  For example, we typically use a discounted cash flow analysis as one of the methodologies in our valuation of illiquid assets process.  If interest rates rise, then the assumed cost of capital for the equity investments in our portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. In our infrastructure business, a substantial amount of investments are valued using the discounted cash flow analysis, so a change in interest rates could significantly impact the value of our infrastructure investments.
The credit markets directly impact the valuations of the credit investments that we (especially our insurance subsidiaries)
and our investment vehicles own.  Interest income earned from debt investments with floating interest rates should increase if the applicable benchmark interest rate were to rise, and the reverse is true if the applicable benchmark interest rate were to decline.  However, during periods of rising interest rates, the obligor of such floating rate debt may become less able to pay its debt obligations, which could have the effect of impairing the value of its debt obligations.  For debt investments with fixed interest rates, changes in interest rates generally will also cause the value of the fixed rate debt to vary inversely to such changes, although any losses or gains would in most cases not be realized if the fixed rate debt is held to maturity. Increased or unexpected payment delinquencies, foreclosures or losses could adversely affect our or our investment vehicles’ ability to invest in, sell and securitize loans, which would materially and adversely affect our or our investment vehicles’ results of operations, financial condition, liquidity and business.
Foreign exchange rates can materially impact the valuations of our investments that are denominated in currencies other than the U.S. dollar.  We make investments and receive capital commitments and have liabilities that are denominated in currencies other than the U.S. dollar.  The appreciation or depreciation of the U.S. dollar is expected to contribute to a decrease or increase, respectively, in the U.S. dollar value of our non-U.S. investments to the extent unhedged.  For our investments denominated in currencies other than the U.S. dollar, the depreciation in such currencies will generally contribute to the decrease in the valuation of such investments, to the extent unhedged, and adversely affect the U.S. dollar equivalent revenues of portfolio companies with substantial revenues denominated in such currencies, while the appreciation in such currencies would be expected to have the opposite effect.
Conditions in commodity markets can also impact the valuations of our investments in a variety of ways, including through the direct or indirect impact on the cost of the inputs used in their operations, as well as the pricing and profitability of the products or services that they sell.  The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, geopolitical or other factors.  Further, if the operating partners for certain of our investments are unable to raise prices to offset increases in the cost of raw materials or other inputs, including the cost of energy and transportation, or if customers defer purchases of or seek substitutes for these products, these investments could experience lower operating income which may in turn reduce their valuation.  With respect to our investments in energy-related companies, when commodity prices decline or if a decline is not offset by other factors, the revenues, operating results, profitability and liquidity of the businesses related to such energy-related companies may be adversely affected.

The market values of real estate assets may be adversely affected by a number of factors, including national, regional and local economic conditions; construction quality, age and design; demographic factors; tenant demand, market occupancy and rental rate trends; and capitalization rates.  Declining real estate values significantly increase the likelihood that we or our investment vehicles will incur losses on loans in the event of default because the value of our collateral may be insufficient to cover the costs on the loan.
Financial markets and economic conditions are outside our control and may affect the level and volatility of securities prices and liquidity and as a result, the value of our investments and our financial results. In addition, if we are unable to or choose not to manage our exposure to these conditions and/or events and such impact is not otherwise offset, then declines in the equity, commodity and debt in the markets would likely cause us to write down our investments and the investments of our funds.  For example, during the global financial crisis in 2008 and 2009, valuations of our private equity funds declined across all geographies, with investments in private equity funds marked down to as low as 67% of original cost and multiples of invested capital reaching as low as 0.5x, 0.6x, 0.7x and 0.8x for the European Fund II, European Fund III, 2006 Fund and
Asian Fund, respectively, as of March 31, 2009.
The valuations of our investments can be impacted by many other factors unrelated to market or economic conditions, including:
•global, regional and local events outside of our control, including geopolitical events, natural disasters, and catastrophes;
•climate-related risks, including the impacts of changes in the physical climate, such as extreme weather or temperature changes, which may damage physical assets as well as disrupt connectivity and supply chains, in addition to climate-related transition risks that may arise from exposure to the transition to a low-carbon economy through policy, regulatory, technology, market changes, differing perspectives of stakeholders regarding climate impacts, business trends, and changes in consumer behavior related to climate change and technology; and
•developments in and adoption of artificial intelligence technologies, which may render existing products, services, or business models of the companies in which we invest to become obsolete, less competitive, or require significant and unanticipated additional investment to remain viable.
For a discussion of certain recent market or economic conditions, see also “Management's Discussion and Analysis of
Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”.
Many of our investments are illiquid, and it may not be possible to realize any profits from them  for a considerable period of time or at all.
We and our investment vehicles hold investments in securities that are not publicly traded.  In many cases, we may be prohibited by contract or by applicable securities laws from selling such securities at many points in time.  Our ability to dispose of investments also is heavily dependent on the capital markets and, in particular, the public equity markets.  For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is made.  Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing our investment returns to risks of downward movement in market prices during the intended disposition period.  In addition, market conditions and the regulatory environment can also delay and, in certain cases, materially impair, our ability to exit and realize value from these investments.  Although the equity markets are not the only means by which we exit investments from our funds, the strength and liquidity of the relevant equity for the portfolio company, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in the portfolio companies in a timely manner.  Difficult market and economic conditions could increase the cost of credit or cause a degradation in debt financing terms for potential buyers, either of which may adversely impact our ability to identify, execute and exit investments on attractive terms.
Government policies regarding certain regulations, such as antitrust law, national security or restrictions on foreign direct investment in certain of our portfolio companies or assets can also limit our and our investment vehicles’ exit opportunities.
In addition, many of our investment vehicles have a finite term, and we may also be forced to dispose of investments sooner than otherwise desirable.  Accordingly, under certain conditions, our investment vehicles may be forced to either sell their investments at lower prices than they had expected to realize or defer sales that they had planned to make, potentially for a considerable period of time.

The valuations of illiquid investments are subjective and uncertain, and any realizations of our illiquid investments may occur at prices which differ from their carrying values.
There are no readily ascertainable market prices for a substantial majority of illiquid investments held by us and our investment vehicles. We generally determine the fair value of the investments of our funds in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  U.S. GAAP requires the application of accounting guidance and policies that often involve a significant degree of judgment.  These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation and can be incomplete or inaccurate despite our engagement of third parties to assist with certain aspects of our valuations.
The amount of judgment and discretion inherent in valuing assets renders valuations uncertain and susceptible to material fluctuations over possibly short periods of time.  Our determination of an investment’s fair value may differ materially from the value that would have been determined if a ready market for the securities had existed and the valuations the general partners of other funds or other third parties ascribe to the same investment.  In addition, the range of potential valuation methodologies and the potential exercise of our subjective judgment in determining valuation might cause some of our investors or regulators to question our valuations or methodologies.  There can be no assurance that our policies will address all necessary valuation factors or completely eliminate potential conflicts of interest in such determinations or that we will be able to achieve some valuations.
The valuations of and realization opportunities for investments made by us and our investment vehicles could also be subject to high volatility as a result of uncertainty regarding various risks described in these risk factors.  Due to the lapse of time between valuations, subsequent events that may have a significant impact on valuations will not be reflected until the next valuation date.  Changes in values attributed to investments may result in volatility in our AUM and could materially affect the results of operations that we report from period to period.  In addition, estimates, inputs, assumptions, and other determinations made in connection with how various valuation methodologies are employed may also change from time to time.  Our valuation of an investment at a measurement date may also differ materially from the value that is obtained upon the investment’s exit.  If the investment values that we record from time to time are not ultimately realized, it could have a material adverse effect on our results of operations, financial condition and cash flow.
Further, certain of our investment vehicles offered to individual investors calculate net asset value (“NAV”) on a daily or monthly basis for purposes of establishing the price at which those investment vehicles sell and repurchase their shares.  The methods used to calculate NAV are not prescribed by the rules of the SEC or any other regulatory agency. There are no accounting rules or standards that prescribe which components should be used in calculating NAV, and the NAV of such vehicles are not audited by our independent registered public accounting firm. Errors may occur in calculating such NAV, which could impact the price at which the shares of our investment vehicles offered to individual investors are sold and repurchased.
Also, if realizations of our investments produce values materially different than the carrying values reflected in an investment vehicle’s previous valuation, investors in such vehicles may lose confidence in us, which could in turn result in difficulty in raising capital for future funds or other investment vehicles.  Some of our investors and regulators may question our valuations or methodologies.  The SEC has focused on issues related to valuation of private investment vehicles, including frequency, consistent application of the methodology, disclosure, and conflicts of interest, in its enforcement, examination, and rulemaking activities.  For information about our valuation methodologies and processes, please see Note 2 “Summary of
Significant Accounting Policies—Fair Value Measurements” in our financial statements.
We often pursue investment opportunities that involve unique business, regulatory, legal, tax or other complexities that entail significant risks.
We often pursue complex investment opportunities, which may often involve substantial business, regulatory or legal complexities. Our tolerance for complexity presents significant risks, as such transactions can be more difficult, expensive and time consuming to finance and execute, and it can be more difficult to manage or realize value from these types of investments. Other risks that are often inherent in these kinds of transactions include:
Our transactions may entail a high level of regulatory scrutiny, and our investment may be subject to complex regulatory requirements and instances of non-compliance at the investment level may subject us to reputational harm or, in certain cases, liability;

•Our transactions may involve complex tax structuring that could be challenged or disregarded, which may result in losing treaty benefits or otherwise adversely impact our investments; complex tax structures are costly to establish, monitor and maintain, and as we pursue a larger number of transactions across multiple assets classes and in multiple jurisdictions, such costs will increase and the risk that a tax matter is overlooked or inadequately or inconsistently addressed may increase;
•Our transactions may involve an investment that is subject to significant liabilities, including contingent liabilities, which could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present, which could result in material unforeseen losses;
•We rely on the management of our portfolio companies or other third-party operators to provide for financial projections and other information about their companies, businesses or assets, which may not be accurate or realistic and thus could result in performance that falls short of our expectations or even result in such company’s bankruptcy; we also rely on the management of our portfolio companies or other third-party operators, and their systems and processes, for ongoing financial and other information in support of the valuations of our investments in or with them; and
•Our dispositions of investments may result in the incurrence of contingent liabilities by us or an investment vehicle;
for example, if we or an investment vehicle required to make representations about the investment and are required to indemnify the purchasers of such investment for misrepresentations.
We also make large private equity and real assets investments, which involve certain complexities and risks that are not encountered in small- and medium-sized investments.  For example, when we enter into large transactions we often seek to syndicate a portion of our capital commitment to third parties.  However, if we are unable to syndicate all or part of such commitment, or if such co-investors fail to fund their commitments, we may be required to fund the remaining commitment amount from our balance sheet, and poor performance of such large investment may have a material adverse impact on our financial results.  Furthermore, investments by many of our investment funds will include debt instruments and equity securities of companies that we do not control.  Consortium transactions generally entail a reduced level of control by our firm over the investment because governance rights must be shared with the other consortium investors.  Accordingly, we may not be able to control decisions, including decisions relating to the management and operation of the company and the timing and nature of any exit, which could result in the risks described herein.
In addition, our growth equity investment vehicles may make investments in companies which are in a conceptual or early stage of development.  These companies are often characterized by new technologies and products, quickly evolving markets, management teams that are materially dependent on a founder or key executives or may have limited experience working together, in many cases, negative cash flow, and dependence on intellectual property rights, as well as other substantial business and operational risks, all of which pose obstacles to the ultimate success of such investments.  In addition, growth equity companies may be more susceptible to macroeconomic effects and industry downturns, and their valuations may be more volatile depending on the achievement of milestones, such as receiving a governmental license or approval.
We use a significant amount of leverage in our investment activities, and our portfolio companies and investments may have significant credit and liquidity requirements, which may be materially and adversely affected by changes in financial markets.
We and our investment vehicles typically use a significant amount of leverage as part of our investment strategy and regularly borrow a substantial amount of capital for operations and investments. With respect to our private equity and real assets businesses, if we are unable to obtain committed debt financing for potential acquisitions or can only obtain debt at an increased interest rate or on unfavorable terms, we may have difficulty completing otherwise profitable acquisitions or may generate lower profits, either of which could lead to a decrease in the investment income earned by us.  Any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses that we may have contracted to purchase.  Our ability to generate returns on these assets would be reduced to the extent that changes in market conditions, including changes to interest rates, cause the cost of our financing to increase relative to the income that can be derived from the assets acquired or financed.  Significant stress in the credit markets is likely to materially affect our business. For example, the turmoil in the global financial markets during 2008 and 2009 provoked significant contraction in the availability of credit and the failure of a number of companies, including leading financial institutions.  Our business was materially and adversely affected by the global financial crisis due to a significant reduction in the availability of credit, less favorable terms for available credit, and a material reduction in deal activity, which limited our exit and new investment opportunities.

We have equity and debt investments in companies that have a significant amount of leverage as well as companies that are currently experiencing, or in the future may experience, significant financial or business difficulties.  Our portfolio companies often incur debt in connection with our acquisition of it, and our portfolio companies regularly utilize the corporate debt markets to obtain financing for operations.  To the extent that credit markets render such financing difficult to obtain or more expensive, this may negatively impact our performance (and in particular our insurance business) and the performance of such portfolio companies.  In addition, to the extent that conditions in the credit markets impair the ability of our portfolio companies to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the performance of those portfolio companies may be negatively impacted, which could impair the value of our investment in those portfolio companies and lead to a decrease in the investment income earned by us.  In some cases, the inability of our portfolio companies to refinance or extend maturities may result in the inability of those companies to repay debt at maturity or pay interests when due, and may cause the companies to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would likely materially impair the value of our investment and lead to a decrease in the investment income earned by us.  Investments in leveraged companies or companies experiencing financial or business difficulties generally entail greater risk, including relating to contractual restrictions on the operations of its businesses and significantly higher debt service costs, and such investments are also inherently more sensitive to declines in their company’s revenues, increases in their company’s expenses, interest rate changes, and other adverse economic, market and industry developments. As a result, the risk of loss associated with a leveraged company is generally greater than for comparable companies with comparatively less debt.
In addition, our and our investment vehicles’ exposure to CLO markets may exacerbate risks associated with leverage and borrowing, as these CLOs generally involve a higher degree of risk than investment grade-rated debt.  We have significant exposure to these markets through our CLO vehicles. In most cases, our CLO holdings are deeply subordinated, representing the CLO vehicle’s substantial leverage, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to holders or investors that rank more senior to us in right of payment.  During any time that a CLO issuer exceeds applicable contractual limits on certain obligations it can hold, the ability of the CLO’s manager to sell assets and reinvest available principal proceeds into substitute assets is restricted.  In such circumstances, CLOs may fail certain over-collateralization tests, which would cause diversions of cash flows away from us as holders of the more junior notes of our CLOs, which may impact our cash flows.  The ability of the CLOs to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral.  If the collateral in those structures were to experience a significant decrease in cash flow due to an increased default level, payment of all principal and interest outstanding may be accelerated.  If these vehicles are unable to maintain their operating results and access to capital resources, they could face substantial liquidity problems.  These CLO strategies and the value of the assets of such CLO vehicles are also sensitive to changes in interest rates because these strategies rely on borrowed money and because the value of the underlying portfolio loans can fall when interest rates rise. As a result of their use of large amounts of leverage,
CLOs are at greater risk of suffering material losses.
The due diligence process that we undertake in connection with our investments may not reveal all facts that may be relevant in connection with an investment.
Before making our investments, we seek to conduct due diligence that we believe to be reasonable and appropriate based on the facts and circumstances applicable to each investment.  When conducting due diligence, we typically evaluate a number of important business, financial, accounting, sustainability, technological, tax, regulatory and legal issues and macroeconomic trends in determining whether or not to proceed with an investment.  When conducting due diligence and making an assessment regarding an investment, we rely on resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations.  The due diligence process is often subjective, and only limited information may be available. For some strategies or investment opportunities, our due diligence may be limited to only publicly available information. Accordingly, we cannot be certain that the due diligence investigation that we will carry out with respect to any investment opportunity will reveal or highlight all relevant considerations that may be necessary or helpful in evaluating such investment opportunity, including the existence of contingent liabilities.
In addition, instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions.  Several of our investment vehicles invest in emerging market countries that may not have established laws and regulations that are as stringent as those in more developed nations, or where existing laws and regulations may not be consistently enforced.  Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed.  Bribery, fraud, accounting irregularities and corrupt practices can be especially difficult to detect in such locations.

Investments in real assets may expose us and our investment vehicles to greater risks, liabilities and operational complexities than investments in operating companies.
Our investments in real assets, such as real estate, infrastructure and energy, may subject us and our investment vehicles to risks that are unique to the ownership, development and operation of physical assets. These risks include, among others:
•exposure to environmental laws and regulations that may impose strict or joint and several liability without regard to fault, including liabilities arising from conditions existing prior to acquisition or arising after disposition, and liabilities resulting from changes in applicable laws or standards;
•risks of personal injury, property damage, business interruption or catastrophic loss arising from natural disasters, severe weather events, climate change (including both physical and transition risks), equipment failure, construction defects, or other force majeure events, which may result in uninsured or underinsured losses, contractual claims, reputational harm or other material liabilities;
•reliance on third-party operators, property managers, developers, contractors, sub-contractors, and other service providers, whose failure to perform, misconduct (including fraud, bribery or other violations of law), or non-
compliance with applicable agreements or laws may materially adversely affect the value or operation of an asset and expose us to liability or reputational damage;
•extensive and evolving federal, state, local and foreign laws and regulations governing land use, zoning, permitting, labor, health and safety, rate setting, licensing, concessions, public procurement and other matters, including the risk of delays, cost overruns, loss of permits or licenses, limitations on pricing, fines, sanctions, injunctions or criminal penalties;
•ongoing arrangements with federal, state, local or foreign governments or regulatory authorities, including partnerships and joint ventures, which may subject us to additional contractual, regulatory, political or performance-
related obligations and expose us to risks arising from changes in government priorities, financial condition or force majeure;
•development, construction and redevelopment risks, including entitlement and permitting uncertainties, cost inflation, supply chain disruptions, labor shortages, delays in completion, defects, the inability to obtain or maintain financing on acceptable terms (including exposure under “bad boy” guarantees or similar arrangements); and
•asset-specific risks, including heightened political and public scrutiny of institutional ownership of certain asset classes (such as single family homes or residential housing), exposure to reimbursement regimes and care-related liabilities in healthcare facilities, and the dependence of infrastructure assets on long-term governmental licenses, concessions, contracts or rate regulation, which may be modified, terminated, not renewed or subject to increased regulatory oversight.
We make investments outside of the United States, which may expose us to additional risks, or materially exacerbate risks, that are not typically associated with investing in the United States.
We invest a significant portion of our AUM in the equity, debt, loans or other securities of issuers and in other assets that are based outside of the United States.  Investing in companies or assets that are based or have significant operations in countries outside of the United States and, in particular, in emerging markets such as China and India, Eastern Europe, South and Southeast Asia, Latin America and Africa, involves risks and considerations that are not typically associated with investments in companies or assets established in the United States.  These risks may include, in addition to more volatile or adverse market and economic conditions than the U.S., the following:
•the imposition of non-U.S. taxes with respect to certain assets and/or changes in tax law;
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
•fluctuations in foreign exchange rates;
•less government supervision of exchanges, brokers and issuers;
•less developed bankruptcy and other laws;

•difficulty in enforcing contractual obligations;
•lack of uniform or robust accounting, auditing, financial reporting standards, practices and disclosure requirements, and less government supervision and regulation;
•less stringent requirements relating to fiduciary duties; and
•risks described under “Risks Related to Regulatory Matters—Financial crime laws may limit our investment and capital raising activities and subject us to adverse regulatory consequences.”
If we fail to effectively manage conflicts of interest that arise from our investment activities, our reputation, business or financial results could be materially and adversely impacted or we may become subject to regulatory scrutiny or litigation.
As we have expanded and as we continue to grow and expand our businesses, we often confront potential conflicts of interest relating to our investment activities.  For example:
•Potential conflicts may arise with respect to allocation of investment opportunities among us, our investment vehicles and our affiliates, including to the extent that the applicable fund documents do not mandate a specific investment allocation. For example, we may allocate an investment opportunity that is appropriate for two or more investment vehicles in a manner that excludes one or more vehicles or results in a disproportionate allocation based on factors or criteria that we determine. Moreover, the challenge of allocating investment opportunities to certain vehicles and managing any conflicts of interest may be exacerbated as we expand our business to include more lines of business, including as we increasingly undertake business initiatives to increase the number and types of investment products and vehicles we offer to individual investors;
•Conflicts of interest may arise between one or more investment vehicles, on one hand, and our firm or our balance sheet assets (including through our Strategic Holdings business), on the other, with respect to the purchase or sale of investments or the allocation of such opportunities, the structuring or exercise of rights with respect to investments, and the advice we provide to our investment vehicles (including our insurance subsidiaries);
•We or our investment vehicles may invest in a portfolio company that is a competitor, service provider, supplier, customer, or other kind of counterparty with respect to a portfolio company in which we or another investment vehicle hold an investment;
•We are required to act in the best interests of our funds, and so we may take actions that favor the interests of our funds over our own, which could result in less investment or other income for us; e.g., we may structure an investment in a manner that may be attractive to investment vehicle investors from a tax perspective even though we would be required to pay corporate taxes;
•We are required to allocate investment opportunities among investment vehicles that may have overlapping investment objectives, which may result in investments being allocated to investment vehicles that are less profitable for us;
•A dispute may arise between us and the portfolio companies of the funds we manage, and the investors in the funds we manage may be dissatisfied with our handling of such dispute;
•A decision to pursue an investment opportunity for a particular investment vehicle (or our own account) may result in our having to restrict the ability of other investment vehicles (or our own account), e.g., the acquisition of maternal non-public information about a company may preclude other investment opportunities that could be available with respect to the securities of such company, or the acquisition of a company could give rise to antitrust or other regulatory restrictions that prevent, prohibit or restrict similar investment opportunities for other investment vehicles or portfolio companies;
•Our employees have made personal investments in a variety of our investment vehicles typically on a no-fee, no-
carry basis, which may result in conflicts of interest with the investors of our investment vehicles with respect investment decisions for these investment vehicles;
•Our entitlement to receive carried interest from many of our investment vehicles may create an incentive for us to make riskier and more speculative investments on behalf of an investment vehicle than would be the case in the absence of such an arrangement; in addition, investments must be held for more than three years under U.S. tax laws for carried interest to be treated for U.S. federal income tax purposes as long-term capital gain, which may create a conflict of interest between the limited partner investors (whose investments would receive such long-term capital gain treatment after a holding period of only one year) and us as the general partner on the execution, closing or timing of sales of investments;

•From time to time, one of our funds or other investment vehicles (including CLOs) may seek to effect a purchase or sale of an investment with one or more of our other funds or other investment vehicles in a so-called cross transaction under U.S. securities laws, or we as a principal may seek to effect a purchase or sale of our investment with one or more of our funds or other investment vehicles in a so-called principal transaction under U.S. securities laws;
•We own or control service providers that provide services to our investment vehicles or their investments, which could give rise to a number of claims of conflicts of interest, including that such service provider is being unnecessarily engaged or is being engaged at rates or terms that are no on an arms-length arrangement or that payments by such investment vehicles or investment unfairly benefit us;
•Our investment vehicles invest in a broad range of asset classes throughout the corporate capital structure. In certain cases, we or our investment vehicles may invest in different parts of the same company’s capital structure, and the interests of KKR and our investment vehicles may not always be aligned, which could create actual or potential conflicts of interest or the appearance of such conflicts. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our CLO funds could acquire a debt security issued by the same company in which one of our private equity funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to become financially distressed; and
•We may also invest, or cause different investment vehicles to invest, in a single portfolio company, for example, where the investment vehicle that made an initial investment no longer has capital available to invest. We may also establish other investment vehicles, which we refer to as “continuation vehicles”, for the purpose of purchasing one or more investments from us or one or more of our other investment vehicles. In such circumstances, we are acting on behalf of, and making the investment decision for each of the entities involved in the relevant transaction.
Allocating investment opportunities frequently involves significant and subjective judgments. The risk that investors in our investment vehicles or regulators could challenge allocation decisions as inconsistent with our obligations under applicable law, governing fund agreements, or our own policies cannot be eliminated. Moreover, the perception of noncompliance with such requirements or policies could harm our reputation with investors in our investment vehicles. An investment adviser’s conflicts of interest continue to be a significant area of focus for investors, regulators, and the media.
Because of our size and the variety of businesses and investment strategies that we pursue, we may face a higher degree of scrutiny compared with investment advisers that are smaller or focus on fewer asset classes. Investors and potential investors in our different types of investment vehicles, including those designed either primarily for institutional investors or individual investors, may scrutinize any perceived conflict of interest between allocation decisions for institutional investment vehicles on the one hand and individual investment vehicles on the other hand and may decide not to invest with us if they do not agree with how we address potential conflicts of interest and allocation decisions. Any steps taken by a regulator to preclude or limit certain conflicts of interest could make it more difficult for our investment vehicles to pursue transactions that may otherwise be attractive to their investors.
While we will try to mitigate these conflicts of interests, we may be unsuccessful in such mitigation efforts, or we may be obliged to take an action or refrain from taking an action that would be disadvantageous to us as a firm.  Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies across our various businesses as we have multiple business lines and regulated affiliates subject to different regulations pertaining to conflicts of interest. As a consequence of such policies and procedures, we may be precluded from providing such information or other ideas to our other businesses even where it might be of benefit to them.  Our failure to mitigate successfully a conflict of interest could result in a violation of our obligations under applicable governing documents or applicable law, giving raise to potential challenges or litigation by our fund investors or regulators. In addition, our regulators may decide to preclude or limit certain conflicts of interest could make it more difficult for our investment vehicles to pursue transactions that may otherwise be attractive to their investors.  To the extent we are unable to effectively manage these conflicts of interest, our reputation, business and financial results may be adversely affected, including as a result of any regulatory scrutiny or litigation in connection with any conflicts of interest.  For more information about these regulatory risks and litigation risks, please see “—Risks Related to Regulatory Matters” and “—Risks Related to Our Business—We may suffer material harm as a result of legal claims, litigations, investigations, and negative publicity”.
If our third-party investors fail to fund their capital calls when requested by us, it may materially and adversely affect us.
Investors in our funds and certain other investment vehicles make capital commitments that our funds and other investment vehicles are entitled to call from those investors at any time during prescribed periods.  These investors fulfilling their commitments is necessary in order for such investment vehicles to consummate investments and otherwise pay their obligations when due. Although investors that do not fund a capital call would generally be subject to several possible penalties, the impact of the penalty may not be sufficient to deter investors from defaulting on their commitments, and investors may in the future negotiate for lesser or reduced penalties at the outset of the investment vehicle, thereby inhibiting our ability to enforce the funding of a capital call. In addition, an investor may be prohibited from funding capital commitments for any number of regulatory reasons, including for example, those described in “—Risks Related to Regulatory
Matters—Financial crime laws may limit our investment and capital raising activities and subject us to adverse regulatory consequences”.  The failure to fund capital commitments may have a material adverse effect on our funds or other investment vehicles’ ability to complete an investment, which in turn could have a material adverse effect on the funds or other investment vehicles, including becoming potentially subject to contractual or other liabilities for the failure to fund or lose the investment.  In addition, we may choose to, or become obligated to pay, such shortfalls in the capital needed to fund an investment, which could materially adversely affect our liquidity, or we may sustain reputational harm, which could negatively impact ability to compete for investment opportunities.  In addition, negative impacts to our reputation could impact our ability to raise successor or other investment funds, which could negatively impact our AUM and ability to grow our business.
Risks Related to our Insurance Activities
Through Global Atlantic, we operate an insurance business, which is subject to material risks and uncertainties that are different from, and incremental to, the risks relating to our asset management business or our management of our insurance subsidiaries’ investments. All the risks discussed below relating to Global Atlantic could materially and adversely impact KKR.
We operate in a highly competitive industry.
Our insurance business operates in highly competitive markets, and in recent years there has been a substantial increase in competition in the life and annuities business as non-traditional firms, including those owned by or with strategic partnerships with alternative asset managers, have entered the insurance sector. Traditional insurers and reinsurers have also been significantly expanding their areas of expertise and product lines, which could have a significant effect on competition in the insurance industry. These new and traditional competitors may be able to price new business aggressively, with a higher investment risk tolerance, as part of a strategy to gain market share, or increase assets under management.
Within individual markets, our insurance business faces a variety of large and small industry participants. Large, established insurers often operate with the benefit of well-known brands, entrenched distribution relationships, or proprietary distribution. All of these companies compete for individual markets sales. Our flow reinsurance business may also be impacted by competition among insurers in individual markets. The competitiveness of our insurance product offerings will depend on the actions of its competitors and our ability to actively manage our insurance product offerings. In institutional markets, there have been many block reinsurance transactions as many insurers continue to reevaluate their commitment to business lines and seek reinsurance solutions as a way to de-emphasize or divest non-core businesses, reduce risk, seek capital relief, or improve profitability. The block reinsurance and pension risk transfer markets are also experiencing competition due to new entrants, including entrants which have strategic partnerships with alternative asset managers and entrants based outside of the United States. Increased competition across all of our product offerings may make it more difficult for us to identify and execute transactions with terms that are commercially acceptable based on our risk tolerance and target return objectives. Increased competition may also increase regulatory scrutiny of individual or institutional insurance markets activity.
Additionally, some of our competitors may be subject to less regulation or less regulatory scrutiny and accordingly may have more flexibility to undertake and execute certain businesses or investments than we do or bear less expense to comply with such regulations than we do.
We may not be able to identify or manage significant growth opportunities for our insurance business.
While we continue to seek to grow Global Atlantic’s business, particularly overseas, we may not be able to identify attractive insurance markets, reinsurance opportunities or investments with returns that are as favorable as Global Atlantic’s historical returns or grow new business volumes at historical levels, or we may face challenges in effectively managing this growth.  To maintain or increase Global Atlantic’s investment returns, it may be necessary to expand the scope of Global
Atlantic’s investing activities to asset classes in which Global Atlantic historically has not invested, which may increase the risk of Global Atlantic’s investment portfolio.  Growth opportunities may also be in new or adjacent product offerings and in new jurisdictions where Global Atlantic historically has had less or no experience.  Pursuing opportunities in these new areas may subject Global Atlantic to new and complex insurance regulations and business considerations.  If Global Atlantic is unable, or fails, to find or manage profitable growth opportunities, it will be more difficult for it to continue to grow and could materially affect us.  In addition, if preferences for Global Atlantic’s individual or institutional products change or Global Atlantic is unable to offer competitive pricing and attractive terms, our revenues and results of operations may be materially and adversely impacted.  Moreover, as an insurance company, Global Atlantic’s ability to grow is dependent on the sufficiency of its capital base to support that growth.  Global Atlantic may need to seek additional capital to manage its growth, and it may not be able to maintain its current strong capital position as it grows.  As Global Atlantic grows, it must invest additional assets, which poses increased investment risk.  Growth may also increase the risk of service problems, and Global Atlantic may need to expend additional resources to provide consistent service.  Any service problems may create potential liability, including reputational harm or increased scrutiny by regulators.
For more information about management of KKR’s balance sheet and access to sources of liquidity, please see “Risks
Related to Our Business—The failure to effectively manage our balance sheet could materially and adversely affect our financial condition and results of operations” and “Risks Related to Our Business—The failure to manage, or the inability to access, adequate sources of liquidity could materially and adversely affect KKR”.
The ability to source successful reinsurance opportunities is not guaranteed.
Global Atlantic’s institutional client business includes block reinsurance transactions, flow reinsurance, pension risk transfer reinsurance and the issuance of funding agreements. There can be no assurance that these transactions will achieve the results expected at the time the transactions are executed.
The size and volume of block reinsurance transactions often have and may vary widely quarter-to-quarter and annually.
Similarly, while our insurance business’s flow and PRT transactions, as well as new business volumes relating to these products, have historically fluctuated less than block transactions, the size and volume of such transactions may also vary widely period-to-period.  Other factors that can cause Global Atlantic’s actual experience to vary from our estimates include macroeconomic, asset performance, business growth, demographic, policyholder behavior, regulatory and political conditions. Additionally, to the extent Global Atlantic is unable to consummate suitable reinsurance transaction opportunities on acceptable terms, its future growth may be negatively impacted.  Competition, in particular with respect to transaction pricing, makes it more difficult to identify transactions with commercially acceptable terms.
Even if Global Atlantic does find suitable opportunities, it may not be able to consummate these transactions because of the applicable regulatory requirements and approvals, or other considerations, including various insurance regulators scrutinizing asset-intensive funded reinsurance. For example, the NAIC recently adopted a requirement for life insurers that engage in certain reserve-financing or asset-intensive reinsurance treaties to perform robust asset adequacy testing on ceded blocks.
Moreover, there can be no assurance that Global Atlantic will have sufficient capital available, or that such capital will be available in the necessary entities, to continue growing this part of its business.  Global Atlantic sponsors co-invest vehicles that raise third-party capital to participate alongside Global Atlantic through reinsurance in certain insurance business which
Global Atlantic writes during the co-invest vehicles’ investment periods.  Because these co-invest vehicles are commitment-
based structures with third-party investors, Global Atlantic is subject to the risk that certain co-invest vehicles fail or refuse to fund their portion of a particular transaction, in which case Global Atlantic would have contractual remedies against the defaulting co-invest vehicles, but not directly against their shareholders or lenders.  Global Atlantic is also subject to the risk that its co-invest vehicles fail to meet their obligations under their reinsurance arrangements with Global Atlantic. Global
Atlantic may seek business or investment opportunities that may not align with the investment mandates of these co-
investment vehicles, requiring Global Atlantic to find alternate sources of capital or not pursue any such opportunities, which may impact Global Atlantic’s financial results. If Global Atlantic enters into a reinsurance transaction, there can be no assurance that the transaction will achieve the results expected at the time the transaction is executed.  Any transaction’s terms are likely to be determined by qualitative and quantitative factors, including our estimates.  These transactions expose us to the risk that actual results materially differ from those estimates.  Factors that can cause Global Atlantic’s actual experience to vary from its estimates include macroeconomic, asset performance, business growth, demographic, policyholder behavior, regulatory and political conditions.
As a result of any of the foregoing risks, Global Atlantic may realize materially less than the anticipated financial benefits from reinsurance transactions, or Global Atlantic’s reinsurance transactions may be unprofitable or result in losses.

Volatile market and economic conditions, including sustained increases or decreases in interest rates and other interest rate fluctuations, may adversely affect our insurance business.
Global Atlantic’s business model depends on the performance of its investments to meet its policyholder liabilities. Global
Atlantic’s policyholder liabilities are sensitive to changing market and economic conditions.  Periods of significant and sustained downturns in securities markets, increased equity volatility, reduced interest rates, or deviations in expected policyholder behavior could cause a number of different materially adverse impacts to us, including an increase in the valuation of our liabilities, the cost of providing policy benefits and required capital, and a reduction in the account balances of certain products, with a resulting reduction in fees earned on and profitability of such products.  In times of difficult market and economic conditions, Global Atlantic’s policyholders may choose to defer paying insurance premiums, stop paying insurance premiums altogether or surrender their policies, or there could be an elevated rate of defaults within certain of
Global Atlantic’s investments.  In addition, actual or perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing Global Atlantic’s products.  The estimated cost of providing guaranteed minimum withdrawal and death benefits of certain insurance products requires Global Atlantic to make various assumptions about the overall performance of equity markets over the life of the product.  Therefore, significant declines in equity markets could cause Global Atlantic to incur significant operating losses and capital increases to the extent our risk management techniques employed to manage these uncertainties are not adequate.
Interest rate risk is a particularly significant market risk for our insurance business.  Fluctuations in market interest rates can expose Global Atlantic to the risk of reduced income in respect of its investment portfolio, increases in the cost of acquiring or maintaining its insurance liabilities, increases in the cost of hedging, or other fluctuations in Global Atlantic’s financial, capital and operating profile.  This risk arises from Global Atlantic’s holdings in interest rate-sensitive assets and liabilities, which include annuity products and long-duration life insurance policies, derivative contracts with payments linked to the level of interest rates or with market values which fluctuate based on the level of interest rates, as well as the fixed income assets Global Atlantic owns in its investment portfolio.  Global Atlantic seeks to cash-flow match its invested assets to its policy liabilities and greater market volatility and uncertainty makes matching more difficult.  If Global Atlantic fails to adequately cash flow match liabilities sold with higher benefits and interest rates fall while Global Atlantic holds that liability,
Global Atlantic may not generate its expected earnings on those liabilities and may face the risk of having to reinvest in lower-
yielding assets, thereby reducing its investment income.
Both rising and declining interest rates can negatively affect our insurance business.  This risk is present across most of
Global Atlantic’s insurance products, which can typically be surrendered for the cash value, less any applicable surrender charge, at any time.  Higher interest rates may result in increased surrenders on interest-sensitive products, such as annuity contracts and certain life insurance policies, as policyholders seek higher investment returns elsewhere.  This increase in surrender outflows may create cash flow mismatches between cash received from Global Atlantic’s investments versus cash needed to make policyholder liability payments as policyholders may surrender in higher numbers than expected.  This mismatch could result in losses if assets must be liquidated at a loss to meet the increased policyholder obligations, which could result in potentially significant realized losses and a corresponding reduction in net income.  Global Atlantic has and may from time to time rotate its investment portfolio, including in connection with a new reinsurance transaction or in connection with its insurance portfolio management, to achieve its desired asset mix.  See “—Risks Related to Our Business—
We may pursue new business opportunities, strategic initiatives, or investment opportunities that involve new or unique business, regulatory or other complexities and risks” for further information pertaining to this strategic initiative of Global
Atlantic. Sales of investments in a higher rate environment than when the investment was made is expected to result in an investment loss, and such loss may be significant.  Sales of investments at a loss in those scenarios has decreased, and would be expected to decrease, our net income in that period, and such decreases can be significant.  Additionally, during a higher interest rate environment the cost of insurance on new business is generally expected to be elevated, including higher hedging costs, as benefits to policyholders on new business will generally be higher.
In addition, Global Atlantic expects that substantially all of its unrealized losses will not be realized as it typically intends to hold investments until recovery of the losses, which may be at maturity, as part of its asset liability cash-flow matching strategy.  However, Global Atlantic may be required to recognize an impairment to goodwill and may realize losses as a result of credit defaults or impairments on investments.  An increase in surrenders or withdrawals also may cause Global Atlantic to accelerate the amortization of certain costs and depreciation of certain assets.  During periods of falling or lower interest rates, Global Atlantic may also face cash flow mismatches between interest earned on its investment portfolio and policy liabilities that may be crediting higher rates.  When rates decline more policyholders might hold onto their products with higher pre-existing crediting rates for longer than expected because those products seem more attractive, and Global
Atlantic’s ability to lower crediting rates is subject to several constraints.  Prolonged periods of low interest rates could challenge product development and attractiveness and may also result in Global Atlantic earning lower margins on new business volumes than it has historically earned.  Lower interest rates may reduce the demand for Global Atlantic’s insurance products, leading to lower sales, and may make the reinsurance solutions Global Atlantic is able to offer more expensive to potential clients.  In a period of declining or lower interest rates, Global Atlantic’s investment earnings may decline because existing investments may prepay or refinance and new investments will likely bear lower interest rates, and Global Atlantic may not be able to fully offset the decline in investment earnings with lower liability costs on the products these investments support.  In addition, the yield on Global Atlantic’s floating rate assets will decline as interest rates decline, reducing Global
Atlantic’s investment income.
During these periods, existing life insurance and annuity products also may be relatively more attractive to consumers due to minimum guarantees, resulting in a higher percentage of contracts remaining in force than originally estimated, causing greater claims costs and asset/liability cash flow mismatches.  Conversely, management actions to reduce rates on in-
force contracts in response to declining interest rates may result in greater surrenders than originally estimated, which may adversely affect Global Atlantic’s earnings related to those products.
Additionally, to the extent that changes in market conditions, including changes to interest rates and net spreads, cause the cost of our financing to increase relative to the income that can be derived from the assets acquired or financed, our ability to generate returns on these assets would be reduced and, therefore, we may limit the volume of new originations.
While we hedge certain market risks, hedges will not mitigate all risk, and we do not hedge all risks. Moreover, market conditions can result in significant variations in margin or collateral posting requirements for our hedges. Increases in collateral requirements could be material and have an adverse effect on our financial condition, results of operations, liquidity or cash flows.
The disruption of our third-party distribution network may have a material adverse effect on us.
Global Atlantic uses third-party intermediaries to distribute its retirement and preneed business products to individuals.
Global Atlantic’s distribution partners are not captive and may sell retirement and life insurance products of Global Atlantic’s competitors.  If Global Atlantic’s competitors have more attractive insurance products than Global Atlantic, these representatives may concentrate their efforts in selling Global Atlantic’s competitors’ products.  If Global Atlantic’s products are not retained on or added to the platforms of its distribution partners, sales of Global Atlantic’s products may be materially reduced.
Key distribution partners, such as banks and broker-dealers, may change their business models in ways that affect how
Global Atlantic’s products are sold, or terminate their distribution contracts with Global Atlantic, or new distribution channels could emerge and adversely impact the effectiveness of Global Atlantic’s distribution efforts.
Distribution partners may also stop offering one or more of Global Atlantic’s products for a variety of other reasons.
Some of Global Atlantic’s distribution partners and potential distribution partners use proprietary or third-party scoring systems in determining which products to sell.  If Global Atlantic’s scores fall to levels unacceptable to its distribution partners, they may no longer distribute Global Atlantic’s products to their customers.  If any one of such distribution partners were to terminate its relationship with Global Atlantic or reduce the amount of sales which it produces, our insurance business would likely be adversely affected.
In our insurance sales, even though conducted through a distribution partner, Global Atlantic is responsible under insurance regulations for the sales practices used by the distribution partner. In addition, even when the distribution partner conducts the review of whether a product is suitable for the individual, if such review is required, Global Atlantic is responsible under insurance regulations for the suitability review. Any improper practices by such distribution partners will subject Global Atlantic to reputational harm, regulatory scrutiny, and potential regulatory actions and penalties.
If the assumptions and estimates used for our insurance business differ significantly from our actual results, we may experience significant losses.
GAAP requires the application of accounting guidance and policies that often involve a significant degree of judgment when accounting for insurance products.  These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation.  These estimates and are based on judgment, current facts and circumstances and, when applicable, internally developed models.  Therefore, actual results could differ from these estimates, possibly in the near term, and could have a material adverse effect on our financial statements. These include assumptions and estimates related to, among other things, policyholder behavior, including surrenders, lapses, longevity, mortality and morbidity, and economic factors, including interest rates and equity markets.  Inaccuracies could result in, among other things, an increase in policyholder benefit reserves which would result in a charge to earnings or other material adjustments to our financial statements.  Additionally, the potential for unforeseen developments, including changes in laws, regulations or accounting standards, may result in losses and loss expenses materially different from the reserves initially established, which could also materially and adversely impact Global Atlantic’s business, financial condition, results of operations and prospects.
In addition, Global Atlantic employs models to price products, calculate reserves and value assets, as well as to evaluate risk and determine internal capital requirements, among other uses.  These models rely on estimates and projections that are inherently uncertain, may use incomplete, outdated or incorrect data or assumptions and may not operate properly.  As we continue to expand and evolve our insurance business, the number and complexity of models Global Atlantic employs has grown, increasing exposure to error in the design, implementation or use of models, including the associated data input, controls and assumptions, and the controls in place to mitigate their risk may not be effective in all cases.  While we periodically review the adequacy of Global Atlantic’s reserves and the assumptions underlying those reserves at least annually, we cannot precisely determine the amounts that Global Atlantic will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting policy liabilities, together with future premiums, will grow to the level assumed prior to the payment of benefits or claims.  As a result, future experience could deviate significantly from our assumptions.  If actual experience differs significantly from assumptions or estimates, certain balances included in Global
Atlantic’s balance sheet may not be adequate.  If we conclude that Global Atlantic’s reserves, together with future premiums, are insufficient to cover future policy benefits and claims, Global Atlantic would be required to increase its reserves and incur income statement charges for the period in which it makes the determination, which could have a material adverse effect on
us.  Changes in regulations relating to reserves may cause fluctuations to the amount of statutory reserves held and could adversely impact our insurance business.  The NAIC has adopted a new actuarial guideline relating to reinsurance reserves that could result in a determination that increased reserves are advisable.  There can be no guarantee as to the impact of changes to reserves on Global Atlantic.
Furthermore, significant estimates and assumptions are required to establish and amortize the significant costs our insurance business incurs in connection with acquiring new and renewal insurance business.  Global Atlantic periodically revises the key assumptions used in the calculation of the amortization of these costs; however, there is a significant level of discretion exercised in making these determinations.  To the extent policy or contract terminations exceed projected levels or if key assumptions are revised, then the amortization of deferred revenues and expenses will be accelerated in the period of the change and will result in a charge to income, which could have a material adverse effect on Global Atlantic’s profitability.
Furthermore, the determination of the amount of impairments and allowances for credit losses is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class and the specific investment being reviewed.  Changes in allowances for credit losses can result in either a charge or credit to earnings.  The assessment of whether impairments have occurred is based on a case-by-case evaluation of the underlying reasons for the decline in fair value.  There can be no assurance that we have accurately assessed the level of impairments taken in our financial statements and their potential impact on Global Atlantic’s regulatory capital.  Furthermore, additional impairments and allowance provisions may be taken in the future, which could have a material adverse effect on us.
If the ratings of our insurance subsidiaries are downgraded, it may materially and adversely affect our ability to sell our products, conduct our business, raise equity or issue debt.
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs.  Rating organizations periodically review the financial performance, capital adequacy and condition of insurers, including Global Atlantic’s insurance and reinsurance subsidiaries.  Rating agencies also consider general economic conditions and other circumstances outside the rated company’s control in assigning a rating.  The various rating agencies periodically review and may modify their standards, established guidelines and capital models from time to time.
Global Atlantic’s clients and counterparties use Global Atlantic’s insurance financial strength ratings as one source to assess its financial strength and quality.  Downgrades in Global Atlantic’s credit ratings or changes to its rating outlook, or downgrades or changes in outlook to the financial strength ratings of Global Atlantic’s insurance subsidiaries, could have a material adverse effect on our insurance business in many ways, including by:
•limiting access to distributors;
•limiting or preventing Global Atlantic’s ability to write new insurance policies and generate new business volumes;
•decreasing profitability;
•increasing policy lapse activity;
•limiting access to capital markets and potentially increasing the cost of debt, which could adversely affect liquidity;
•increasing regulatory scrutiny;

•adversely affecting the pricing terms Global Atlantic can obtain; and
•triggering contractual clauses that permit the counterparty to terminate or require posting of additional collateral.
In addition, failure by Global Atlantic to maintain minimum RBC ratio requirements in certain contracts could permit the counterparty to terminate the contract, recapture business or require posting of additional collateral.
In order to maintain its current ratings, Global Atlantic could be required to reduce its risk profile by, for example, reinsuring and/or retroceding some of its business, materially altering its business and sales plans or by raising additional capital.  Any such action could have a material adverse effect on us.  There is no guarantee that Global Atlantic will be able to maintain its ratings in the future or that such ratings will not be withdrawn, and any actions taken by ratings agencies to downgrade any of our insurance subsidiaries could result in a material adverse effect on us.
Our insurance business faces risks associated with business we cede to other reinsurers as well as business ceded to us.
As part of Global Atlantic’s overall risk management strategy, it cedes business to other insurance companies through reinsurance.  Global Atlantic’s inability to collect from its reinsurers (including reinsurance clients in transactions where Global
Atlantic reinsures business net of ceded reinsurance) on its reinsurance claims could have a material adverse effect on us.
Although reinsurers are liable to Global Atlantic to the extent of the reinsurance coverage it acquires, Global Atlantic remains primarily liable as the direct insurer on all risks that it writes. Global Atlantic’s reinsurance agreements do not eliminate its obligation to pay claims.  As a result, Global Atlantic is subject to the risk that it may not recover amounts due from reinsurers.
A reinsurer’s insolvency, or its inability or unwillingness to make payments due to Global Atlantic under the terms of the relevant reinsurance agreements, could have a material adverse effect on us.
Global Atlantic also bears the risk that the companies that reinsure its mortality risk on a yearly renewable term increase the premiums they charge to levels Global Atlantic deems unacceptable.  If that occurs, Global Atlantic will either need to pay such increased premiums, or alternatively, Global Atlantic will need to limit or potentially terminate reinsurance, which will increase the risks that Global Atlantic retains.  Conversely, certain of our insurance subsidiaries assume liabilities from other insurance companies.  Changes in the ratings, creditworthiness or market perception of such ceding companies or in the administration of policies reinsured to Global Atlantic could cause policyholders of contracts reinsured to Global Atlantic to surrender or lapse their policies in unexpected amounts.  In addition, to the extent such ceding companies do not perform their obligations under the relevant reinsurance agreements, Global Atlantic may not achieve the results intended and could suffer unexpected losses.  Certain reinsurance transactions require additional operational support, administration, regulatory filings and compliance with jurisdiction-specific laws and regulations, subjecting Global Atlantic to additional scrutiny and risks.  These risks could materially and adversely affect us.
Additionally, certain of Global Atlantic’s reinsurance agreements contain triggers that, if breached, may result in the ceding company having the right to recapture the reinsured business (i.e., by reassuming under certain circumstances all or a portion of the risk previously ceded to Global Atlantic) or terminate the reinsurance agreement with respect to new business.
Conversely, for reinsurance transactions in which the ceding company cedes all or a portion of the risk to Global Atlantic,
Global Atlantic’s reinsurance agreements typically include a recapture right that is triggered if, for example, Global Atlantic fails to maintain certain minimum levels of capitalization or certain minimum levels of reserves to support the business reinsured.  These reinsurance agreements may include provisions that provide for termination of the agreement and recapture of the business upon the occurrence of insolvency, rehabilitation, reduction in regulatory capital below specified levels, non-payment of amounts due, material breach of contract provisions or failure to provide the ceding company with the ability to take reserve credit.  Global Atlantic may recapture liabilities it intended to reinsure off its balance sheet and may require additional capital to back these liabilities.  The economic, financial and liquidity impact from the loss of the recaptured business, in addition to Global Atlantic’s economic hardships at the time of recapture, may have a material adverse effect on
us.
In addition, if Global Atlantic assumes liability for policyholder servicing in reinsurance transactions and the reinsured polices are not properly serviced, Global Atlantic may experience regulatory intervention, litigation or other adverse impacts.
For example, in the past, Global Atlantic experienced policyholder and agent class action litigation matters and a number of regulatory matters stemming from service disruptions caused by a third-party administrator for life insurance policies.
Additionally, Global Atlantic holds a significant portion of its reinsurance assets in trust, which may restrict Global
Atlantic’s ability to invest those assets or to use such assets to support our liquidity needs for other purposes and also may permit the ceding company to withdraw those assets from the trust in certain circumstances.

Changes in tax laws or an adverse interpretation by tax authorities may adversely impact our insurance business.
Unless the context otherwise requires, the term “Bermuda insurance subsidiaries” refers to Global Atlantic Assurance
Limited. “GAFL” refers to Global Atlantic Financial Limited, which, before January 2, 2024, was a Bermuda exempted company. On April 1, 2016, Global Atlantic completed a reorganization of GAFL (the “GAFL Reorganization”). Because of the
GAFL Reorganization, Section 7874 limits the ability of Global Atlantic's U.S. holding company and its U.S. affiliates to utilize certain U.S. tax attributes to offset, during the ten-year period following the GAFL Reorganization, their U.S. taxable income, or related income tax liability, resulting from certain transfers of stock or other properties and certain income received or accrued by reason of a license of any property by Global Atlantic's U.S. holding company and its U.S. affiliates. Effective
January 2, 2024, GAFL continued its corporate existence as a Delaware company, changing its name to Global Atlantic Limited
(Delaware). The IRS may successfully challenge GAFL’s status as a non-U.S. corporation for U.S. federal income tax purposes before January 2, 2024. Under U.S. federal income tax law, a corporation is generally considered a tax resident of the jurisdiction of its organization or incorporation. Because GAFL was a Bermuda-incorporated exempted entity before January
2, 2024, it would generally be classified as a non-U.S. corporation and non-U.S. tax resident for periods before 2024. Section
7874 of the Code (“Section 7874”) provides an exception to this rule under which a non-U.S. incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes. Section 7874 is complex with limited guidance regarding its application. There can be no assurance that the IRS will agree that GAFL should not be treated as a U.S. corporation for periods before 2024. If for such periods GAFL were to be treated as a U.S. corporation for USFIT purposes, GAFL would be subject to substantial additional historic USFIT liability, which could adversely affect us. While Global
Atlantic has taken steps to mitigate this risk, there can be no assurance that these steps will be successful.
If Global Atlantic was, or our non-U.S. insurance subsidiaries are or were, engaged in trade or business within the U.S.
(“ETB”) and subject to U.S. federal income tax, we could be materially and adversely affected. Certain Global Atlantic subsidiaries are non-U.S. companies treated as corporations for USFIT purposes. Prior to 2024, the Bermuda insurance subsidiaries and GAFL have conducted, and the insurance subsidiaries intend to conduct, substantially all operations outside the U.S. and to limit their U.S. contacts with the intention that the Bermuda insurance subsidiaries not be treated as ETB.
Considerable uncertainty exists as to when a non-U.S. corporation is ETB. There can be no assurance that the IRS will not contend that the Bermuda insurance subsidiaries are or were ETB.
There is U.S. federal income tax risk associated with reinsurance transactions, intercompany transactions and distributions between U.S. companies and their non-U.S. affiliates, including from the Base Erosion and Anti-Abuse Tax (the
“BEAT”) on certain U.S. companies that make deductible payments to related non-U.S. companies. While we have taken steps to mitigate the BEAT, there can be no assurance that these steps will be successful. Additionally, the Code permits the IRS to reallocate, recharacterize, or adjust certain tax items related to a reinsurance agreement between related parties to reflect the proper “amount, source or character” for each item. Further, the tax treatment of certain aspects of reinsurance ceded to a non-U.S. reinsurer on a funds withheld coinsurance basis is uncertain. If the IRS were successfully to challenge Global
Atlantic's intercompany reinsurance arrangements between its subsidiaries or Global Atlantic's tax treatment of funds withheld coinsurance with non-U.S. reinsurers (including our Bermuda insurance subsidiaries), we could be materially and adversely affected. There are cross-border transactions in place among Global Atlantic's affiliates and non-U.S. third parties, some of which Global Atlantic treats as loans or swaps for tax purposes. Global Atlantic expects to expand the scope of its cross-border intercompany transactions in the future. If the IRS successfully challenges any of the foregoing items in this paragraph or the tax treatment of these transactions, or if a change in law alters the expected tax treatment of such transactions, we could be materially and adversely affected.
U.S. tax law changes could affect the products our insurance subsidiaries sell. Many such products benefit from tax-
favored statuses under current U.S. federal and state income tax regimes. For example, our insurance subsidiaries sell and reinsure annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract.
Additionally, current U.S. federal tax law permits excluding death benefits paid under life insurance contracts from taxation.
U.S. tax law changes altering the tax benefits or treatment of certain products could materially reduce demand for our products and unpredictably affect policyholder behavior with respect to existing annuity products. Additionally, changes in corporate or individual tax rates or the estate tax exclusion could impact the competitiveness of Global Atlantic’s product pricing or demand, which could adversely affect us.
Bermuda enacted legislation in 2023 implementing a corporate tax aimed at certain multinational enterprises effective for tax years beginning in 2025. Implementation may be delayed for certain groups for up to five years. The Bermuda corporate income tax is a flat minimum tax on 15% of reported financial profits and provides for various offsets and credits.
There is uncertainty regarding the implementation of the Bermuda corporate income tax and its application to insurance companies.

See Note 18 “Income Taxes” in our financial statements for further information regarding tax matters and “—Risks
Related to Our Business—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely impact our effective tax rate and tax liability” for discussions of the OECD’s BEPS project.
Our insurance business is heavily regulated, and such regulations may have a material and adverse effect on our business, financial condition and results of operations.
Our insurance and reinsurance subsidiaries are highly regulated by, among others, insurance regulators in the United
States and Bermuda, and changes in regulations affecting our insurance business may reduce Global Atlantic’s profitability and limit its growth.  The laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries are domiciled or may be deemed commercially domiciled may require these companies to, among other things, maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition, restrict payments of dividends and distributions of capital, restrict our ability, in certain cases, to write insurance and reinsurance policies, make certain types of investments and distribute funds, and restrict the type and concentration of investments that can be made.  For example, due to regulatory restrictions on the payment of dividends, our
U.S. insurance subsidiaries may not declare a dividend in 2025 to the corporate parent companies of our insurance business without prior domiciliary state regulatory approval.  Offering new products or offering products in additional jurisdictions will also subject Global Atlantic to additional regulation and compliance requirements.
With respect to investments, our insurance and reinsurance subsidiaries must comply with applicable regulations and statutes regarding the type and concentration of investments it may make.  Investment-related regulations include limits, regulatory approvals of affiliate investments, permissible asset classes, capital required and limitations with respect to what assets or portion of assets may back reserves. These restrictions may limit Global Atlantic’s ability to invest in and our ability to earn fees on those investments.  In addition, our insurance and reinsurance subsidiaries are subject to laws and regulations governing affiliate transactions. The investment management agreements between our investment manager and our insurance subsidiaries were approved by the applicable U.S. and Bermuda insurance regulators, and any changes to such agreements, including with respect to fees, must receive applicable regulatory approval. These regulations may materially and adversely impact our insurance business’ returns and capital requirements.
In addition, our U.S. insurers are required to be members of state guaranty associations. Guaranty associations subject insurers to assessments to pay policyholders in the event of another insurer’s insolvency. We cannot predict the amount, nature or timing of any future guaranty assessments. Any such assessment may be material and have an adverse effect on our financial condition, results of operations, liquidity or cash flows, and any liability we have previously established for these assessments may be inadequate.  See also “—Risks Related to Regulatory Matters” above. Our Bermuda insurance subsidiaries and sponsored co-investment vehicles that provide third-party capital to support our insurance business are licensed to conduct insurance business by the BMA.  The BMA regulates and supervises each Bermuda insurer on a stand-
alone basis in Bermuda.  The Bermuda Insurance Act and the policies of and other codes issued by the BMA require each of
Bermuda insurer to, among other requirements, maintain a minimum level of capital and surplus, satisfy solvency standards, comply with conduct guidelines, comply with restrictions on dividends, obtain prior approval or provide notification to the
BMA of changes in controlling interests by a shareholder across prescribed thresholds, make financial statement filings, prepare a financial condition and risk management report, maintain a head office in Bermuda from which each of our
Bermuda insurance subsidiaries’ insurance business will be directed and managed, and allow for the performance of certain periodic examinations of its financial condition.  These statutes and regulations may restrict Global Atlantic’s ability to write insurance and reinsurance policies, distribute funds, and pursue its investment strategy.
If our relationships, or our reputation with, various regulatory authorities were to deteriorate, we could be materially and adversely affected, including by making it more difficult, or impossible, for Global Atlantic to obtain necessary consents and approvals.
Our insurance business may become subject to additional regulations, which may have material and adverse impact on our business, financial condition and results of operations.
In addition to the regulations of the jurisdictions where our insurance subsidiaries are domiciled or may be deemed commercially domiciled, Global Atlantic insurers also must obtain licenses to write insurance in other states and jurisdictions.
Our insurers follow operational guidelines designed to prevent conducting insurance business that requires a license in a jurisdiction where the insurer is not licensed. Our non-U.S. insurance subsidiaries have and may obtain certified reinsurer and reciprocal jurisdiction reinsurer status in various U.S. states.  Most state regulatory authorities are granted broad discretion in connection with their decisions to grant, renew or revoke licenses and approvals that are subject to state statutes.  If Global
Atlantic is unable to renew the requisite licenses and obtain the necessary approvals or otherwise does not comply with applicable regulatory requirements, the insurance regulatory authorities could stop, or temporarily suspend, Global Atlantic from conducting some or all of its operations as well as impose fines.  We may also need to seek new licensing, which could subject our insurers to additional or new regulations. In addition, if one of our non-U.S. insurers does not receive an annual renewal of its reciprocal jurisdiction reinsurer status, it will be required to post additional collateral, which will have a negative effect on us and our financial condition.
Furthermore, as Global Atlantic seeks to expand its business outside of the U.S., it  may become increasingly exposed to other applicable regulatory regimes in other jurisdictions, which may be extensive, complex and varied.  As a result, any future overseas expansion of Global Atlantic’s business would subject us to additional regulatory risk, potential litigation, and increased compliance costs, and creates potential for additional liabilities and penalties.
Insurance regulations are subject to change, and such changes may have a material and adverse impact on our business, financial condition and results of operations.
Regulators continuously consider changes to insurance regulations. Since insurance regulations apply to many aspects of an insurer’s business, changes in insurance regulation may have a range of impacts on us. In recent years, state insurance regulators have undertaken a review of the state-based insurance regulatory framework in the United States to bolster their ability to address concerns stemming from the increasing usage of offshore reinsurance transactions and expanding allocations to affiliated assets and alternative assets.  In addition, some state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance holding companies and insurance and reinsurance companies.  Regulatory changes have the ability to impact other areas of Global Atlantic’s business as well, including access to liquidity or ability to write certain products. For example, there has been regulatory scrutiny of insurance companies’ use of
Federal Home Loan Banks for liquidity, as well as of increased issuances of funding agreement backed notes and pension risk transfer group annuity contracts. We are unable to predict whether, when or in what form and what impact such regulatory changes will have on our insurance business.
Regulators also continue to propose or adopt sometimes conflicting or overlapping fiduciary rules, best interest standards and other similar laws and regulations applicable to the sale of retirement and life insurance products, which would generally require advisers providing investment recommendations to act in the client’s best interest or put the client’s interest ahead of their own interest.  These new and proposed regulations may fundamentally adversely impact the way in which our insurance products are marketed and offered by its distribution partners.  Regulators in enforcement actions and private litigants in litigation could also find it easier to attempt to extend fiduciary status to, or to claim fiduciary or contractual breach by, advisors who would not be deemed fiduciaries under current regulations.  Such laws and regulations may have a material adverse impact on our insurance business, including by increasing compliance costs and burdens and restricting our ability to conduct and grow our insurance business.
Capital regulations applicable to our insurance subsidiaries impose meaningful limitations on our insurance business, and any changes to them may have a material and adverse impact on our business, financial condition and results of operations.
Capital regulations applicable to our insurance subsidiaries impose meaningful limitations on our insurance business and are subject to change.  Insurance companies are subject to minimum capital and surplus requirements that vary by the jurisdiction where the insurance company is domiciled and are generally subject to change over time.  The capital regimes in the United States and Bermuda are different, and regulatory actions to address such differences may result in Global Atlantic needing to hold more capital.  Any failure to meet applicable requirements or minimum statutory capital requirements could subject Global Atlantic to examination or corrective action by regulators, including limitations on Global Atlantic’s writing additional business or engaging in finance activities, supervision, receivership or liquidation.  The NAIC has recently adopted and is currently considering a variety of reforms to its RBC framework, which could increase the capital requirements for our
US insurance subsidiaries.  RBC is impacted by factors beyond Global Atlantic’s control, such as the federal tax rates and changes the NAIC from time to time makes to factors used in calculating RBC.  A change in the RBC calculation or an increase in minimum capital requirements may require Global Atlantic to increase its statutory capital levels, which Global Atlantic may be unable to meet.  In addition, the NAIC has adopted changes related to filing exempt status for certain securities or loans, which generally allows the use of an NRSRO rating for purposes of capital assessment as opposed to requiring review by the
Securities Valuation Office of the NAIC and continues to consider other changes.  This change may result in, among other things, the capital charge treatment of any such investment being less favorable, increasing required capital, and uncertainty with respect to NAIC ratings of such investments.  We cannot predict the likelihood of changes to the capital requirements to which Global Atlantic is subject, whether such changes will have an impact on RBC ratios, or whether Global Atlantic will need to raise and hold additional capital in response to such changes and any such changes may have a material adverse effect on

us.  Moreover, the determination of RBC is based on the NAIC designation of the assets in which Global Atlantic invests.  NAIC designation for certain investments depends on the applicable NRSRO rating.  If there are changes in an NRSRO’s methodology, that impacts the rating of a certain type of asset or changes or clarifications to interpretations of such methodology or related statutory accounting guidance, Global Atlantic’s ability to invest in such assets may be impacted and
Global Atlantic’s investment results may be adversely impacted, or Global Atlantic may need to increase its required capital.
The NAIC has approved Statutory Accounting Principles (“SAP”) for U.S. insurance companies that have been implemented by the domiciliary states of our U.S. insurance subsidiaries.  The NAIC from time to time considers amendments to the SAP and is currently considering various amendments that impact investment transactions and actuarial reserve requirements for reinsurance.
In addition, the NAIC Accounting Practices and Procedures Manual provides that U.S. state insurance departments may permit insurance companies domiciled therein to depart from the SAP by granting them permitted accounting practices.
Global Atlantic makes use of permitted practices and may seek approval to use additional permitted practices in the future.
There is a risk that Global Atlantic may not be able to continue to use a previously granted permitted practice.  In addition, we cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit Global
Atlantic’s competitors to utilize advantageous accounting practices that depart from the SAP, the use of which is not permitted by the insurance departments of the states of domicile of Global Atlantic’s U.S. insurance subsidiaries.  Any change in the SAP or permitted practices could have a material adverse impact on Global Atlantic.
The BMA continues to review the Bermuda Solvency Capital Requirements (“BSCR”) on an ongoing basis, including to maintain its equivalency with Solvency II insurance capital requirements.  In 2023 and 2024, the BMA issued a series of consultation papers exploring updates to its Economic Balance Sheet (“EBS”) framework (“EBS Framework”), which is used as the basis to determine an insurer’s enhanced capital requirement, including updated requirements for reserves, capital, investments and governance.  The BMA has implemented and is in the process of implementing these requirements and could propose further updates to certain aspects of the EBS Framework.  If any such updates materially increase the ECR, it could materially increase the amount of capital Global Atlantic is required to hold to meet its BSCR and BMA requirements.
Changes to SAP, the EBS Framework or capital models may be complex, require significant resources to implement and have an impact on our controls, which may be significant.  Failure to implement or take appropriate or effective management actions in response to such changes may have a material adverse impact on us.  We can give no assurances that the impacts of current, proposed or future changes to SAP, EBS Framework, capital models or any components or interpretation thereof, the grant of permitted accounting practices to Global Atlantic’s competitors or future changes to legal, accounting, capital or financial regimes will not have a negative impact or material adverse effect on us.
Our Bermuda insurance business is subject to additional regulatory and reputational considerations, which if we do not properly manage may have a material and adverse impact on our business, financial condition and results of operations.
The Bermuda insurance and reinsurance regulatory framework is subject to scrutiny from many jurisdictions.  As a result of such scrutiny, the BMA has implemented and imposed additional requirements on the licensed insurance companies it regulates to achieve equivalence under Solvency II, the solvency regime applicable to the EU insurance sector.  The BMA’s additional requirements resulting from Solvency II equivalence include enhanced solvency and governance requirements imposed on commercial insurers and reinsurers, including a group solvency framework that could further enhance the required capital and solvency requirements if the BMA is deemed to be the group regulator.  If Solvency II were amended in any way, Bermuda may be required to amend its regulatory regime to maintain its equivalence under Solvency II, which could lead to changes in the regulatory regime administered by the BMA.
We cannot provide any assurances that insurance supervisors in the United States or elsewhere will not review Global
Atlantic’s activities and assert that our Bermuda insurance subsidiaries are subject to a U.S. jurisdiction’s requirements.  In addition, our Bermuda insurance subsidiaries’ ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable supervisory bodies, as well as other indirect regulatory requirements.  Regulatory scrutiny or proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting reinsurance from, U.S. insurers to non-U.S. insurers, particularly between affiliated insurance companies.  Reinsurance between our U.S.
and Bermuda insurance subsidiaries is subject to approval by the applicable U.S. domiciliary state insurance department, and there can be no guarantee such approval will be obtained.  Our insurance business could be significantly and negatively impacted if Global Atlantic had to recapture any reinsured business. If Global Atlantic attempts to license its Bermuda insurance entities or its sponsored co-investment vehicles that provide third-party capital to support Global Atlantic’s business in another jurisdiction, Global Atlantic may not be successful in such attempts and the modification of the conduct of its business or the noncompliance with insurance statutes and regulations could significantly and negatively affect our insurance business.  See also “—Risks Related to Regulatory Matters—Changes in the regulatory framework applicable to our business, including the loss of exemptions or the application of enhanced group-level regulation, may materially adversely affect us”.
If our insurance business fails to mitigate the reserve strain associated with statutory accounting rules, it may result in a material adverse impact on our insurance subsidiaries’ capital positions or require increasing prices or reducing sales of certain insurance products.
The application of certain statutory accounting rules for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees requires Global Atlantic to maintain reserves at a level that exceeds what our insurance subsidiaries’ actuarial assumptions for the applicable business would otherwise require.  Global Atlantic has special purpose financial captive insurance company subsidiaries (“captives”) that facilitate the financing of the redundant reserve requirements associated with these statutory accounting rules.  These arrangements are subject to review by U.S.
state insurance regulators and rating agencies.
It is unclear what additional actions and regulatory changes will result from the continued scrutiny of captive reinsurers and reform efforts by the NAIC and other regulatory bodies.  The NAIC is evaluating changes to accounting rules regarding surplus notes with linked assets, a structure used in certain captive reserve financing transactions.  Further changes in such statutory accounting rules will likely make it difficult for Global Atlantic to establish new captive financing arrangements on a basis consistent with its current captives.  As a result, the implementation of new captive structures in the future may be less capital-efficient, may lead to lower product returns or increased product pricing, or may result in reduced sales of certain products.
Certain of the reserve financing facilities Global Atlantic has put in place will mature prior to the run-off of the liabilities they support.  As a result, Global Atlantic may be unable to implement actions to mitigate the strain of having redundant reserves or to maintain collateral support for its captives or existing third-party reinsurance arrangements to which one of our captive reinsurance subsidiaries is a party.  If Global Atlantic is unable to continue to implement those actions or maintain existing collateral support, it may be required to increase statutory reserves, incur higher operating costs or tax costs, and the competitiveness, capital and financial position and results of operations of our insurance business may be materially and adversely affected.
Risks Related to Our Organizational Structure
Until the Sunset Date, the Series I preferred stockholder’s significant voting power limits the ability of holders of our common stock to influence our business, and conflicts of interest may arise among the
Series I preferred stockholder and the holders of our common stock.
The Series I preferred stockholder has significant voting power until the Sunset Date, which limits the ability of holders of our common stock to influence our business.  Our Co-Executive Chairmen, when acting together, jointly control the Series I preferred stockholder and thereby the vote of the Series I preferred stock held by it.
Until the Sunset Date, the Series I preferred stockholder has the ability to appoint and remove members of our board of directors and has the right to approve certain corporate actions as specified in our certificate of incorporation.  If the holders of our common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause, until after the Sunset Date.  Through the Series I preferred stockholder’s ability to elect our board of directors and its approval rights over certain corporate transactions, the Series I preferred stockholder may be deemed to control our business and affairs. Prior to the Sunset Date, the vote of the Series I preferred stockholder will determine the outcome of all matters subject to a vote by our stockholders, except with respect to certain matters enumerated in our certificate of incorporation as requiring a vote of our common stockholders or as required under NYSE rules.
Our certificate of incorporation and bylaws also include limitations on the calling of meetings of the stockholders and procedures for submitting proposals for business to be considered at meetings of the stockholders.  In addition, any person that beneficially acquires 20% or more of any class of stock then outstanding without the consent of our board of directors
(other than the Series I preferred stockholder) is unable to vote such stock on any matter submitted to such stockholders.
In addition, although the affirmative vote of a majority of our directors is required for any action to be taken by our board of directors, certain actions that are specified in our certificate of incorporation will also require the approval of the Series I preferred stockholder. Accordingly, our board of directors may be prevented from causing us to take certain actions if the
Series I preferred stockholder does not provide its approval to any such action, even if the board of directors believes such action may be in the best interest of us and our stockholders.
By the Sunset Date, we agreed in the Reorganization Agreement to (i) eliminate our Series I preferred stock and (ii)
establish voting rights for our common stock on a one vote per share basis for all matters subject to a common stockholders’
vote under Delaware corporate law, including with respect to the election of directors.  For more information about the transactions contemplated by the Reorganization Agreement, see Note 1 “Organization—Reorganization Agreement” in our
financial statements.  For a more detailed description of our common stock and Series I Preferred Stock, see “Description of
Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934,” which is filed as an exhibit to this report.
As a “controlled company,” we qualify for some exemptions from the corporate governance and other requirements of the NYSE and are not required to comply with certain provisions of U.S. securities laws.
Prior to the Sunset Date, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE.  As a “controlled company” we have currently elected not to comply with certain corporate governance requirements of the NYSE, including the requirements: (i) that the listed company have a nominating and corporate governance committee that is composed entirely of independent directors, (ii) that the listed company have a compensation committee that is composed entirely of independent directors and (iii) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers.
Accordingly, holders of our common stock do not currently have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Following the Sunset Date, including after any applicable transition period for compliance with NYSE rules, we will no longer be exempted from the foregoing corporate governance requirements of the NYSE.
Our certificate of incorporation states that the Series I preferred stockholder is under no obligation to consider the separate interests of the other stockholders and contains provisions limiting the liability of the Series I preferred stockholder.
Our certificate of incorporation contains provisions stating that the Series I preferred stockholder is under no obligation to consider the separate interests of the other stockholders in its decisions and shall not be liable to the other stockholders for damages or equitable relief for any losses, liabilities or benefits not derived by such stockholders in connection with such decisions, unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the Series I preferred stockholder or its officers and directors acted in bad faith or engaged in fraud or willful misconduct.
These provisions restrict the remedies available to stockholders with respect to actions of the Series I preferred stockholder.
In addition, we have agreed to indemnify the Series I preferred stockholder and its affiliates and any member, partner, tax matters partner (as defined in Code as in effect prior to 2018), partnership representative (as defined in the Code), officer, director, employee, agent, fiduciary or trustee of any of KKR or its subsidiaries (which includes KKR Group Partnership), the
Series I preferred stockholder or any of our or the Series I preferred stockholder’s affiliates and certain other indemnitees, to the fullest extent permitted by law, against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts incurred by any such indemnitee, including in connection with criminal proceedings.  We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that such indemnitee acted in bad faith or engaged in fraud or willful misconduct.
The provision of our certificate of incorporation requiring exclusive venue in the state and federal courts located in the State of Delaware or federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against us and our directors, officers and stockholders.
Our certificate of incorporation requires that (i) any derivative action, suit or proceeding brought on behalf of KKR, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder of KKR to KKR or KKR’s stockholders, (iii) any action, suit or proceeding asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware or (iv)

any action, suit or proceeding asserting a claim governed by the internal affairs doctrine may only be brought in the Court of
Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court located in the State of Delaware.  In addition, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action arising under the Securities Act and the Exchange Act.
Our ability to pay periodic dividends to the holders of our common stock as intended is not guaranteed.
We intend to pay cash dividends on a quarterly basis.  KKR & Co. Inc. is a holding company and has no material assets other than the KKR Group Partnership Units that we hold indirectly through wholly-owned subsidiaries and has no independent means of generating income.  The declaration and payment of dividends to our stockholders will be at the sole discretion of our board of directors, and our dividend policy may be changed at any time.  The declaration and payment of dividends is subject to legal, contractual and regulatory restrictions on the payment of dividends by us or our subsidiaries, and such other factors as the board of directors considers relevant.  Our ability to pay dividends is also subject to the availability of lawful funds therefor as determined in accordance with the Delaware General Corporation Law.  Furthermore, by paying cash dividends rather than investing that cash in our businesses, we risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
If we were deemed to be an “investment company” subject to regulation under the Investment
Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
We are engaged primarily in the business of providing investment management services and an insurance business, and not in the business of investing, reinvesting or trading in securities.  Accordingly, we do not believe that we are an “orthodox”
investment company as defined in the Investment Company Act.
In addition, although KKR & Co. Inc. has no material assets other than its indirect ownership of wholly-owned subsidiaries that in turn own interests in KKR Group Partnership, we do not believe our equity interests in our subsidiaries are investment securities, and we believe that the capital interests of the general partners of our investment vehicles in their respective investment vehicles are neither securities nor investment securities.  Moreover, we expect that in excess of 65% of Global
Atlantic’s gross income will be derived from our insurance business.
However, a person will generally be deemed to be an investment company for purposes of the Investment Company Act if (1) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (2) absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items)
on an unconsolidated basis.  If we, or any of our operating subsidiaries, were to be deemed to an investment company under the Investment Company Act, then we could experience a material adverse effect.  Among other things, the Investment
Company Act and the rules and regulations thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements.  If anything were to happen that would cause us to be deemed to be an investment company under the
Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, would make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us, and materially and adversely affect us.  In addition, we may be required to limit the amount of investments that we make as a principal, potentially divest of our investments or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
Our certificate of incorporation provides that if we are subjected to registration under the provisions of the Investment
Company Act, we may exercise our right to call and purchase all of the then outstanding shares of common stock held by persons other than the Series I preferred stockholder or its affiliates or assign this right to the Series I preferred stockholder or any of its affiliates.

Actions taken to implement the reorganization transactions that must occur by the Sunset Date as part of the integrated transactions committed to in the Reorganization Agreement may adversely impact
us.
Pursuant to the Reorganization Agreement, we committed to undertake a series of integrated transactions, some of which were completed in May 2022, and some of which must be completed by the Sunset Date, which will occur not later than December 31, 2026, whereby our Series I preferred stock will be eliminated.  Actions taken to implement the remaining structural and governance changes required by the Reorganization Agreement by the Sunset Date could be disruptive to our management, our business or operations, result in significant costs and expenses, fail to receive regulatory approvals, and may not be successful in achieving their objectives and fail to result in the intended or expected benefits, any of which could materially and adversely impact us.  For a description of the rights of our Series I preferred stock see “—Until the Sunset Date, the Series I preferred stockholder’s significant voting power limits the ability of holders of our common stock to influence our business, and conflicts of interest may arise among the Series I preferred stockholder and the holders of our common stock”
and for more information about the Reorganization Agreement, see “Note 1 “Organization—Reorganization Agreement” in
our financial statements.
Anti-takeover provisions in our organizational documents may delay or prevent a change of control.
In addition to the provisions related to our Series I preferred stock and Series I preferred stockholder described in this report, certain provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by, for example:
•permitting our board of directors to issue one or more series of preferred stock;
•requiring advance notice for stockholder proposals and nominations if at any time stockholders other than the Series
I preferred stockholder are permitted to submit proposals and nominations;
•restricting the ability of any stockholder other than the Series I preferred stockholder that acquires 20% or more of any class of stock then outstanding to vote such stock without the consent of our board of directors; and
•placing limitations on convening stockholder meetings.
These provisions may also discourage acquisition proposals or delay or prevent a change in control.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Governance
KKR’s Chief Information Security Officer (the “KKR CISO”) leads an information security team (the “KKR information security team”) whose responsibilities include securing data from unauthorized use or access. The cybersecurity strategy and program at KKR includes, among other things, annual employee training about cybersecurity risks and new employee onboarding about KKR’s security policies.
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
The KKR CISO is a member of the firm’s Operational Risk Committee. The Operational Risk Committee is comprised of senior employees from across our firm. The committee focuses on significant operating and business risks, which includes among others, regulatory, cybersecurity, operational, geopolitical, and reputational risks, and is responsible for ensuring risks are identified, assessed, managed and mitigated effectively in the cybersecurity risk management environment for KKR, which includes identifying and monitoring KKR’s technology risks, including those related to information security, business disruption, fraud and privacy related risks, and also promoting cybersecurity awareness at the firm. The Operational Risk
Committee reports to KKR’s Risk and Operations Committee, which is comprised of senior employees from across our asset management and insurance businesses and operating functions. KKR's Risk and Operations Committee includes our Chief
Financial Officer, Chief Legal Officer and General Counsel, and Chief Compliance Officer. At least annually, management will present to the Audit Committee and the Risk Committee of our Board of Directors on various topics relating to KKR's technology risks, including KKR’s cybersecurity program, the current cybersecurity threat landscape, and risk management.
Cybersecurity Risk Management and Strategy
KKR has a cybersecurity incident response plan, which was developed taking into account industry standard guidance provided by institutes such as the National Institute of Standards and Technology. This plan is a key component of the cybersecurity program, which is generally incorporated within our enterprise risk management framework. The KKR CISO and
KKR’s Chief Compliance Officer co-chair a cybersecurity incident response team (“KKR CIRT”), which aims to manage and mitigate the risk and impact of cybersecurity breach events at KKR, including those arising from third-party service providers, including those providers that have access to KKR’s customer and employee data. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform cybersecurity-related diligence on third parties that have access to our systems, data or facilities.
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
The KKR information security team undertakes a variety of measures to monitor and manage the cybersecurity risks of
KKR. Our technology platforms and applications are designed to enable us to monitor user and network behavior at KKR, identify threats using certain analytics, and mitigate attacks across various layers of the enterprise. The KKR information security team conducts regular internal and external audits with third-party cybersecurity experts to identify and evaluate potential weaknesses in our cybersecurity systems. In addition, the KKR information security team conducts periodic phishing simulations, as well as periodic employee training on KKR’s security policies and controls and provides other security training as part of new employee onboarding.

As of the date of this filing, we do not believe that our business strategy, results of operations or financial conditions have been materially affected by any cybersecurity incidents for the period covered by this report. However, institutions like us, as well as our employees, service providers and other third parties, have experienced information security and cybersecurity attacks in the past and will likely continue to be the target of increasingly sophisticated cyber actors. For a discussion of how risks from cybersecurity threats may affect us, see "Part 1 Item 1A. Risk Factors—"Risks Related to Our Business—
Cybersecurity failures and data security breaches could have a material adverse impact on our businesses.”
ITEM 2.  PROPERTIES
Our principal executive office is located at 30 Hudson Yards, New York, New York. We also lease space for our other offices in North America, Europe, the Middle East, and Asia-Pacific. We consider these facilities to be suitable and adequate for the management and operations of our business.
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
The number of holders of record of our common stock as of February 24, 2026 was 39. This does not include the number of stockholders that hold shares in "street-name" through banks or broker-dealers.
Dividend Policy
Under our current dividend policy for common stock that we announced on February 5, 2026, we expect to pay our common stockholders an annualized dividend of $0.78 per share of common stock, equal to a quarterly dividend of $0.195 per share of common stock, beginning with the dividend expected to be declared with respect to the first quarter of 2026. On
February 5, 2026, we declared a regular dividend of $0.185 per share of common stock under our prior dividend policy for the three months ended December 31, 2025, payable on March 3, 2026 to common stockholders of record as of the close of business on February 17, 2026.
Because we make our investment in our business through a holding company structure and the applicable holding companies do not own any material cash-generating assets other than their direct and indirect holdings in KKR Group
Partnership Units, dividends are expected to be funded in the following manner:
•KKR Group Partnership will make distributions to holders of KKR Group Partnership Units, which consists of our wholly-owned corporate subsidiaries (one of which, KKR Group Holdings Corp., acts as the general partner of KKR
Group Partnership), KKR Holdings II and KKR Holdings III, in proportion to their percentage interests in KKR Group
Partnership;
•Second, our wholly-owned corporate subsidiaries will distribute to us the amount of any distributions that they receive from KKR Group Partnership, after deducting any applicable taxes; and
•Third, we will distribute to holders of our common stock and Series D Mandatory Convertible Preferred Stock the amount of dividends declared by our Board of Directors from the distributions that we receive from our wholly-
owned corporate subsidiaries.
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
The declaration and payment of any dividends to holders of our common stock, holders of our Series D Convertible
Preferred Stockholders, or holders of any preferred stock which may be issued in the future are subject to the discretion of our Board of Directors, which may change our dividend policy at any time or from time to time, and the terms of our certificate of incorporation. There can be no assurance that dividends will be made as intended or at all or that any particular dividend policy will be maintained. Furthermore, the declaration and payment of distributions and dividends is subject to legal, contractual and regulatory restrictions on the payment of dividends and distributions by us or our subsidiaries, including restrictions contained in our debt agreements, the terms of our preferred stock and such other factors as the Board of
Directors considers relevant including, among others: our available cash and current and anticipated cash needs, including funding of investment commitments and debt service and future debt repayment obligations; general economic and business conditions; our strategic plans and prospects; our results of operations and financial condition; and our capital requirements.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Sources of
Liquidity." In addition, under Section 170 of the Delaware General Corporation Law (“DGCL”), our Board of Directors may only declare and pay dividends either out of our surplus (as defined in DGCL) or in case there is no such surplus, out of our net profits.

Share Repurchases in the Fourth Quarter of 2025
Under our current share repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price, and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price, and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used.  The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified, or discontinued at any time. In addition to the repurchases of common stock described above, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan representing the right to receive shares of common stock.
As of January 30, 2026, there is approximately $439 million remaining under KKR's share repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any
"affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented.  During the fourth quarter of 2025, no shares of common stock were repurchased, and 141,119 equity awards were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2025 to October 31, 2025)	—	$—	—	$439,640
Month #2 (November 1, 2025 to November 30, 2025)	—	$—	—	$439,236
Month #3 (December 1, 2025 to December 31, 2025)	—	$—	—	$439,186
Total through December 31, 2025	—		—	$439,186

(1)As previously announced in April 2024, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less (the “Share Repurchase Program Increase Threshold”), the total available amount under the share repurchase program would automatically add an additional $500 million to the then remaining available amount of $50 million or less. The Share
Repurchase Program Increase Threshold was reached during the second quarter of 2025, and the share repurchase program total available amount increased by $500 million. Any additional increases to this remaining available amount would require a separate approval by the Board of Directors of KKR
& Co. Inc.
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
In 2025, the United States continued to experience economic growth while also continuing to experience inflation in excess of the U.S. Federal Reserve Board’s 2.0% target rate. The U.S. Federal Reserve Board lowered the target range for the federal funds rate three times in 2025, including two reductions in the fourth quarter, that brought the target range to
3.50-3.75%. The U.S. Federal Reserve Board in connection with its fourth quarter rate reductions noted that the reduction was in response to the slowdown in the labor market; however, they maintained a cautious stance as inflation remained somewhat elevated and above its long-run target.
Real gross domestic product (“GDP”) growth in the Eurozone in 2025 was moderately positive. The European Central
Bank lowered the deposit rate four times in the first half of 2025 to 2.00% as part of a broader easing cycle in response to downward revisions to inflation expectations. The European Central Bank subsequently held the deposit rate unchanged for the remainder of 2025 as Eurozone core inflation slowed compared to 2024 and remained close to the European Central
Bank’s 2% medium-term target.
In Asia, Japan’s economy reaccelerated in 2025, supported by resilient exports and consumer spending. The Bank of
Japan continued its gradual monetary policy normalization during 2025, including an increase in its policy rate from 0.25% to
0.75%. In China, the economy grew in 2025 but continued to face significant headwinds, including weak domestic demand, ongoing contraction in the property sector, and uncertainty relating to ongoing trade tensions with the United States as discussed further below.
Several key economic indicators in the United States and in other countries and regions in which we operate include:
•GDP. In the United States, real GDP expanded by 2.2% for the year ended December 31, 2025, compared to an expansion of 2.8% for the year ended December 31, 2024. Eurozone real GDP is estimated to have expanded by 1.4%
for the year ended December 31, 2025, up from 0.9% expansion for the year ended December 31, 2024. In Japan, real GDP expanded by 1.1% for the year ended December 31, 2025, up from a 0.2% contraction for the year ended
December 31, 2024. Real GDP in China expanded 5.0% for the year ended December 31, 2025, unchanged from 5.0%
growth reported for the year ended December 31, 2024
•Interest Rates. The target federal funds rate set by the U.S. Federal Reserve Board was 3.625% as of December 31,
2025, down from 4.375% as of December 31, 2024. The benchmark short-term interest rate set by the European
Central Bank was 2.0% as of December 31, 2025, down from 3.00% as of December 31, 2024. The benchmark short-
term interest rate set by the Bank of Japan was 0.75% as of December 31, 2025, up from 0.25% as of December 31,
2024. The benchmark interest rate set by The People’s Bank of China was 3.0% as of December 31, 2025, down from
3.10% as of December 31, 2024.
•Inflation. The U.S. core consumer price index rose 2.6% on a year-over-year basis as of December 31, 2025, down from 3.2% on a year-over-year basis as of December 31, 2024. Eurozone core inflation was 2.3% as of December 31,
2025, down from 2.7% as of December 31, 2024. In Japan, core inflation rose 1.5% on a year-over-year basis as of
December 31, 2025, down from 1.6% on a year-over-year basis as of December 31, 2024. Core inflation in China was
1.2% on a year-over-year basis as of December 31, 2025, up from 0.4% as of December 31, 2024.

•Unemployment. The U.S. unemployment rate was 4.4% as of December 31, 2025, up from 4.1% as of December 31,
2024. Eurozone unemployment was 6.3% as of December 31, 2025, unchanged from 6.3% as of December 31, 2024.
The unemployment rate in Japan was 2.6% as of December 31, 2025, up from 2.5% as of December 31, 2024. The unemployment rate in China was 5.2% as of December 31, 2025, substantially unchanged from 5.1% as of December
31, 2024.
In 2025, the United States equity markets appreciated on a year-over-year basis, with varying volatility throughout the year, and the U.S. 10-year benchmark treasury yield also fluctuated throughout the year to end at a rate lower at year-end than at the prior year-end of 2024. Short term interest rates fell as the Federal Reserve lowered benchmark interest rates.
European, Japanese and Chinese equity markets all appreciated on a year-over-year basis.
Several key financial market indicators in the United States and in other countries and regions in which we operate include:
•Equity Markets. For the year ended December 31, 2025, the S&P 500 was up 17.9%, the MSCI Europe Index was up
36.3%, the MSCI Asia Pacific Index was up 28.7% and the MSCI World Index was up 21.6% in U.S. dollar terms, on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange
Market Volatility Index (VIX), a measure of volatility, ended at 15.0 as of December 31, 2025, decreasing from 17.4 as of December 31, 2024.
•Credit Markets. During the year ended December 31, 2025, U.S. investment grade corporate bond spreads (BofA
Merrill Lynch US Corporate Index) tightened by 3 basis points. The non-investment grade credit indices were up during the year ended December 31, 2025, with the S&P/LSTA Leveraged Loan Index up 5.9% and the BofAML HY
Master II Index up 8.5%. During the year ended December 31, 2025, the 10-year government bond yields fell 40 basis points in the United States, rose 49 basis points in Germany, rose 97 basis points in Japan, fell 9 basis points in the
UK, and rose 18 basis points in China.
•Commodity Markets. During the year ended December 31, 2025, the 3-year forward price of WTI crude oil decreased approximately 7.6%, and the 3-year forward price of natural gas decreased from approximately $4.62 per MMBtu as of December 31, 2024 to $4.51 per MMBtu as of December 31, 2025. The Japan spot LNG import price decreased to approximately $11.03 per MMBtu as of December 31, 2025, from approximately $13.82 per MMBtu as of December
31, 2024.
•Foreign Exchange Rates. For the year ended December 31, 2025, the euro rose 13.4%, the British pound rose 7.7%, the Japanese yen rose 0.3%, and the Chinese renminbi rose 4.5%, respectively, relative to the U.S. dollar.
Beginning in March 2025 and continuing through the date of the filing of this report, the United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven by, among other things, geopolitical and global trade concerns, including, the imposition of tariffs and threats of tariffs by the United States on certain of its trading partners since April 2025. This volatility and uncertainty adds to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our and our investment vehicles' investments, the pace and volume of our capital market transactions, deployments, and realizations, and our fundraising activities.
Other Trends, Uncertainties and Risks Related to Our Business
Please refer to the "Risk Factors" section of this report for important additional detail regarding risks, uncertainties, and other conditions that could have a material favorable or unfavorable impact on our businesses, including the impact of market and economic conditions on valuations of investments and the impact of competition we face. These risks, uncertainties, and other conditions should be read in conjunction with this Business Environment section and the entire Risk Factor section of this report. In particular, see "Risk Factors—Risks Related to Our Business—Global, regional and local events outside of our control, including geopolitical events and natural disasters, could materially and adversely impact KKR”, “Risk Factors—Risks
Related to Our Investment Activities—Various conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments”, and "Risk Factors—Risks Related to Our Business
—We operate in a highly competitive industry."

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
We believe that providing these segment and non-GAAP performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's business. These non-GAAP measures should not be considered as a substitute for financial measures calculated in accordance with GAAP. Reconciliations of these non-
GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under "—Segment Balance Sheet Measures—Reconciliations to GAAP Measures."
Adjusted Net Income
Adjusted Net Income ("ANI") is a performance measure of KKR’s earnings, which is derived from KKR’s reported segment results. ANI is used to assess the performance of KKR’s business operations and measures the earnings potentially available for distribution to its equity holders or reinvestment into its business. ANI is equal to Total Segment Earnings less Interest
Expense, Net and Other and Income Taxes on Adjusted Earnings. Interest Expense, Net and Other includes (i) interest expense on debt obligations not attributable to any particular segment and (ii) cumulative dividend expense on the Series D
Mandatory Convertible Preferred Stock, net of interest income earned on cash and short-term investments. Income Taxes on
Adjusted Earnings represents the amount of income taxes that would be paid assuming that all adjusted earnings were allocated to KKR & Co. Inc. and taxed at the same effective rate, which assumes that all securities exchangeable into shares of common stock of KKR & Co. Inc. were exchanged. The economic assumptions and methodologies that impact Income taxes on
Adjusted Earnings are similar to those used in calculating the current income tax provision under U.S. GAAP. Equity based compensation expense is excluded from ANI, because (i) KKR believes that the cost of equity awards granted to employees does not contribute to the earnings potentially available for distributions to its equity holders or reinvestment into its business and (ii) excluding this expense makes KKR’s reporting metric more comparable to the corresponding metric presented by other publicly traded companies in KKR’s industry, which KKR believes enhances an investor’s ability to compare
KKR’s performance to these other companies. Income Taxes on Adjusted Earnings includes the benefit of tax deductions arising from equity-based compensation, which reduces Income Taxes on Adjusted Earnings during the period. If tax deductions from equity-based compensation were to be excluded from Income Taxes on Adjusted Earnings, KKR’s ANI would be lower and KKR’s effective tax rate would appear to be higher, even though a lower amount of income taxes would have actually been paid or payable during the period. KKR separately discloses the amount of tax deduction from equity-based compensation for the period reported and the effect of its inclusion in ANI for the period. KKR makes these adjustments when calculating ANI in order to more accurately reflect the net realized earnings that are expected to be or become available for distribution to KKR’s equity holders or reinvestment into KKR’s business. However, ANI does not represent and is not used to calculate actual dividends under KKR’s dividend policy, which is a fixed amount per period, and ANI should not be viewed as a measure of KKR’s liquidity.

Total Segment Earnings
Total Segment Earnings is a performance measure that KKR believes is useful to stockholders as it provides a supplemental measure of our operating performance without taking into account items that KKR does not believe arise from or relate directly to KKR's operations. Total Segment Earnings excludes: (i) equity-based compensation charges, (ii)
amortization of acquired intangibles, and (iii) transaction-related and non-operating items, if any. Transaction-related and non-operating items primarily arise from corporate actions, which consist of: (i) impairments, (ii) transaction costs from acquisitions, including any acquisition-related stock consideration, (iii) depreciation on real estate that KKR owns and occupies, (iv) contingent liabilities, net of any recoveries, (v) certain integration, restructuring, and other non-operating expenses, and (vi) other gains or charges that affect period-to-period comparability and are not reflective of KKR's ongoing operational performance. Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by our Asset Management segment as the investment adviser for Global Atlantic insurance companies, (ii) management and performance fees earned by our Asset Management segment for acquiring and managing the companies included in our
Strategic Holdings segment, and (iii) interest income and expense based on lending arrangements where our Asset
Management segment borrows from our Insurance segment. All these inter-segment transactions are recorded by each segment based on the applicable governing agreements. Additionally, due to the integrated nature of our segment operations and as part of our strategic capital allocation decisions, inter-segment asset transfers have and may continue to occur. In these cases in segment reporting, the assets are transferred at their fair value, and no realization is recognized at the time of transfer. Earnings are recognized upon realization events and transactions with third parties. Total Segment Earnings represents the total segment earnings of KKR’s Asset Management, Insurance and Strategic Holdings segments.
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
Fee Paying AUM
Fee paying AUM represents only the AUM from which KKR is entitled to receive management fees. We believe this measure is useful to stockholders as it provides additional insight into the capital base upon which KKR earns management fees. FPAUM is the sum of all of the individual fee bases that are used to calculate management fees and differs from AUM in the following respects: (i) assets and commitments from which KKR is not entitled to receive a management fee are excluded
(e.g., assets and commitments with respect to which it is entitled to receive only performance income or is otherwise not currently entitled to receive a management fee) and (ii) certain assets, primarily in its private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are not impacted by changes in the fair value of underlying investments.
Uncalled Commitments
Uncalled commitments is the aggregate amount of unfunded capital commitments that KKR’s investment funds and carry-paying co-investment vehicles (including core private equity) have received from fund investors to contribute capital to fund future investments, and the amount of uncalled commitments is not reduced by capital invested using borrowings under an investment fund’s subscription facility until capital is called from our fund investors. We believe this measure is useful to stockholders as it provides additional insight into the amount of capital that is available to KKR’s investment funds and carry paying co-investment vehicles to make future investments. Uncalled commitments are not reduced for investments completed using fund-level investment financing arrangements or investments we have committed to make but remain unfunded at the reporting date.

Analysis of Consolidated Results of Operations (GAAP Basis)
The following is a discussion of our consolidated results of operations on a GAAP basis for the years ended December 31,
2025 and 2024. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see
"—Analysis of Segment Operating Results." See "Risk Factors" and "—Business Environment" in this report for more information about risks, uncertainties, and other market and economic conditions that may impact our business, financial performance, operating results, and valuations. For the discussion comparing our consolidated results of operations on a
GAAP basis for the years ended December 31, 2024 and 2023, see "Part II, Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Revenues
Asset Management and Strategic Holdings
Fees and Other	$4,064,273	$3,653,962	$410,311
Capital Allocation-Based Income (Loss)	3,771,235	3,558,284	212,951
	7,835,508	7,212,246	623,262
Insurance
Net Premiums	3,397,186	7,898,834	(4,501,648)
Policy Fees	1,350,814	1,377,686	(26,872)
Net Investment Income	7,665,106	6,574,608	1,090,498
Net Investment-Related Gains (Losses)	(1,041,070)	(1,423,086)	382,016
Other Income	256,763	238,410	18,353
	11,628,799	14,666,452	(3,037,653)
Total Revenues	19,464,307	21,878,698	(2,414,391)

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	4,710,394	4,330,967	379,427
Occupancy and Related Charges	135,941	117,111	18,830
General, Administrative and Other	1,479,796	1,311,676	168,120
	6,326,131	5,759,754	566,377
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $312,446 and $(147,790), respectively; remeasurement (gain) loss on policy liabilities: $(82,691) and $(74,645), respectively.)	10,731,153	13,293,282	(2,562,129)
Amortization of Policy Acquisition Costs	309,319	174,163	135,156
Interest Expense	294,969	271,769	23,200
Insurance Expenses	594,724	741,796	(147,072)
General, Administrative and Other	756,019	745,096	10,923
	12,686,184	15,226,106	(2,539,922)
Total Expenses	19,012,315	20,985,860	(1,973,545)

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	4,801,453	3,442,853	1,358,600
Dividend Income	1,440,790	1,100,361	340,429
Interest Income	3,181,871	3,458,526	(276,655)
Interest Expense	(2,776,946)	(3,034,145)	257,199
Total Investment Income (Loss)	6,647,168	4,967,595	1,679,573

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Income (Loss) Before Taxes	7,099,160	5,860,433	1,238,727

Income Tax Expense (Benefit)	953,748	954,396	(648)

Net Income (Loss)	6,145,412	4,906,037	1,239,375
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	155,103	73,149	81,954
Net Income (Loss) Attributable to Noncontrolling Interests	3,619,846	1,756,643	1,863,203
Net Income (Loss) Attributable to KKR & Co. Inc.	2,370,463	3,076,245	(705,782)

Series D Mandatory Convertible Preferred Stock Dividends	118,596	—	118,596

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$2,251,867	$3,076,245	$(824,378)
Consolidated Results of Operations (GAAP Basis) – Asset Management and Strategic
Holdings
Revenues
For the years ended December 31, 2025 and 2024, revenues consisted of the following:

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Management Fees	$2,496,783	$1,994,089	$502,694
Fee Credits	(712,433)	(696,091)	(16,342)
Transaction Fees	1,762,336	1,857,317	(94,981)
Monitoring Fees	210,886	187,538	23,348
Incentive Fees	27,742	47,430	(19,688)
Expense Reimbursements	165,397	152,726	12,671
Consulting Fees	113,562	110,953	2,609
Total Fees and Other	4,064,273	3,653,962	410,311

Carried Interest	3,492,171	3,243,495	248,676
General Partner Capital Interest	279,064	314,789	(35,725)
Total Capital Allocation-Based Income (Loss)	3,771,235	3,558,284	212,951

Total Revenues	$7,835,508	$7,212,246	$623,262
Fees and Other
Total Fees and Other for the year ended December 31, 2025, increased compared to the year ended December 31, 2024, primarily as a result of an increase in management fees, which were partially offset by a decrease in Capital Markets transaction fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset
Management Segment Operating Results."

The increase in management fees was primarily attributable to (i) management fees commencing at North America Fund
XIV in the second quarter of 2025, (ii) management fees commencing at Global Infrastructure Investors V in the third quarter of 2024 and management fees earned on new capital raised that were retroactive to the start of the fund’s investment period and (iii) management fees earned on new capital raised over the past twelve months by our private equity and infrastructure
K-Series vehicles. The increase was partially offset by (i) a lower level of management fees earned from Ascendant (our U.S.
middle market traditional private equity fund) due to management fees earned on new capital raised in 2024 that were retroactive to the start of the fund’s investment period and no such retroactive fees were earned in the current year, (ii) a decrease in management fees earned from North America Fund XIII as a result of entering its post-investment period in the second quarter of 2025 and now paying fees based on invested capital rather than committed capital, and (iii) no management fees earned from Asian Fund II in the current period due to the termination of management fees in the fourth quarter of 2024.
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
Fee credits increased compared to the prior period as a result of (i) a higher level of transaction fees in our Private Equity business line and (ii) a higher level of monitoring fees in our Private Equity and Real Assets business lines. Fee credits owed to consolidated investment funds and other investment vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other investment vehicles is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other investment vehicles were not consolidated. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the year ended December 31, 2025, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment vehicles, most notably
North America Fund XIII, Asian Fund IV, and our private equity and infrastructure K-Series vehicles. Capital Allocation-Based
Income (Loss) for the year ended December 31, 2024, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment funds, most notably North America Fund XIII, Global
Infrastructure Investors IV, and our private equity and infrastructure K-Series vehicles.
KKR calculates the carried interest that would be due to KKR for each investment fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of the reporting date, irrespective of whether such amounts have been realized. Since the fair value of the underlying investments varies between reporting periods, it is necessary to make adjustments to the amounts recorded as carried interest to reflect either (i) positive performance, resulting in an increase in the carried interest allocated to the general partner or (ii) negative performance that would cause the amount due to KKR to be less than the amount previously recognized, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, it is necessary to calculate the carried interest on cumulative results compared to the carried interest recorded to date and to make the required positive or negative adjustments.
Investment Income (Loss)
Net Gains (Losses) from Investment Activities for the year ended December 31, 2025
The net gains from investment activities for the year ended December 31, 2025, were comprised of net realized gains of
$202.9 million and net unrealized gains of $4,598.6 million. See Note 4 "Net Gains (Losses) from Investment Activities – Asset
Management and Strategic Holdings" in our financial statements for detail of realized and unrealized gains and losses from
Investment Activities by asset class.

Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these investment gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
For the year ended December 31, 2025, net gains (losses) from investment activities were driven primarily by mark-to-
market gains relating to our investment in Exact Holding B.V. (technology sector), USI, Inc. (financial services sector), and IVI-
RMA Global, S.L. (health care sector) held through our consolidated core private equity vehicles. These mark-to-market gains were partially offset by (i) mark-to-market losses primarily relating to our investment in PetVet Care Centers, LLC (healthcare sector) held through our consolidated core private equity vehicles, and OneStream, Inc. (NASDAQ: OS), (ii) mark-to-market losses on certain foreign exchange forward contracts and (iii) mark-to-market losses on certain investments held in consolidated CLOs.
Net investment gains (losses) for each asset class are influenced by the valuation methodology applied to each asset, as well as factors specific to each investment. For the year ended December 31, 2025, net investment gains (losses) were primarily generated in the following asset classes:
•Private Equity (including core private equity), which were primarily impacted by overall positive operating performance of certain portfolio companies. Changes in market multiples varied across regions and sectors used in the market comparables methodology for the valuation of Level III investments; and
•Real Assets, which primarily benefited from the overall positive operating performance of certain infrastructure assets. Changes in market multiples varied across regions and sectors used in the market comparables methodology for the valuation of Level III investments.
See "Risk Factors" and "—Business Environment" in this report for more information about the factors that may impact our business, financial performance, operating results, and valuation.
Net Gains (Losses) from Investment Activities for the year ended December 31, 2024
The net gains from investment activities for the year ended December 31, 2024, were comprised of net realized gains of
$246.8 million and net unrealized gains of $3,196.0 million. See Note 4 "Net Gains (Losses) from Investment Activities – Asset
Management and Strategic Holdings" in our financial statements for detail of realized and unrealized gains and losses from
Investment Activities by asset class.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these investment gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
For the year ended December 31, 2024, net gains (losses) from investment activities were driven primarily by mark-to-
market gains primarily relating to our investment in USI, Inc., 1-800 Contacts Inc. (healthcare sector), April SA (financial services sector), and Exact Holding B.V. (technology sector) held through our consolidated core private equity vehicles. These mark-to-market gains were partially offset by mark-to-market losses primarily relating to our investment in BridgeBio Pharma,
Inc. (NASDAQ: BBIO), PetVet Care Centers, LLC (healthcare sector), and Accell Group N.V. (consumer products sector).
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the year ended December 31, 2024, net investment gains (losses) were primarily generated in the following asset classes:
•Private Equity (including core private equity), which were primarily impacted by (i) overall positive operating performance of its portfolio companies and (ii) the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments; and
•Real Assets, which primarily benefited from the positive operating performance of certain infrastructure assets and, to a lesser extent, by the positive returns of global equity markets and the related increase of market multiples used in the market comparables methodology for the valuation of Level III investments.
See "Risk Factors" and "—Business Environment" in this report for more information about the factors that may impact our business, financial performance, operating results, and valuation.

Dividend Income
During the year ended December 31, 2025, dividend income was primarily from (i) our investments in 1-800 Contacts Inc.,
Exact Holdings B.V. and April SA, all held through our consolidated core vehicles and (ii) various investments in certain of our consolidated opportunistic real estate equity funds. During the year ended December 31, 2024, dividend income was primarily from (i) our investments in 1-800 Contacts Inc. and Exact Holdings B.V. held through our consolidated core private equity vehicles, (ii) certain of our consolidated opportunistic real estate equity funds, and (iii) our investment in MásOrange
(telecommunications sector), held through our consolidated European Fund V.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected
KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The decrease in interest income during the year ended December 31, 2025, compared to the year ended December 31,
2024, was primarily due to the impact of lower market interest rates during the current period on floating rate credit investments held in consolidated CLOs and certain of our consolidated private credit funds. The decrease was partially offset by the impact of closing CLOs that are consolidated subsequent to December 31, 2024. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset Management Segment Operating Results."
Interest Expense
The decrease in interest expense during the year ended December 31, 2025, compared to the year ended December 31,
2024, was primarily due to the impact of lower market interest rates during the current period on floating rate debt obligations held in consolidated CLOs and at certain consolidated funds and other investment vehicles. The decrease was partially offset by (i) the impact of closing CLOs that were consolidated subsequent to December 31, 2024, and (ii) an increase in the amount of borrowings outstanding. For a discussion of other factors that affected KKR's interest expense, see "—Key
Segment and Non-GAAP Performance Measures."
Expenses
Compensation and Benefits
The increase in compensation and benefits during the year ended December 31, 2025, compared to the year ended
December 31, 2024, was primarily due to a higher level of accrued carried interest compensation driven by a higher level of carried interest income earned in the current period.
Occupancy and Related Charges
The increase in occupancy and related charges during the year ended December 31, 2025, compared to the year ended
December 31, 2024, was primarily due to the commencement of new office leases in the current period.
General, Administrative and Other
The increase in general, administrative and other expenses during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to a higher level of expenses reimbursable from our  investment funds and a higher level of corporate general administrative costs, partially offset by a prior year legal accrual that did not recur in the current period.

Consolidated Results of Operations (GAAP Basis) – Insurance
Revenues
For the years ended December 31, 2025 and 2024, revenues consisted of the following:

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Net Premiums	$3,397,186	$7,898,834	$(4,501,648)
Policy Fees	1,350,814	1,377,686	(26,872)
Net Investment Income	7,665,106	6,574,608	1,090,498
Net Investment-Related Gains (Losses)	(1,041,070)	(1,423,086)	382,016
Other Income	256,763	238,410	18,353
Total Insurance Revenues	$11,628,799	$14,666,452	$(3,037,653)
Net Premiums
Net premiums decreased for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to a decrease in initial premiums assumed from fewer reinsurance transactions with life contingencies or morbidity risk during the year ended December 31, 2025, as compared to the year ended December 31, 2024. Offsetting these decreases in part were increases from new premiums earned on direct pension risk transfer and preneed insurance products with life contingencies or morbidity risk. Initial premiums from new business are generally offset by a comparable change in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net Investment Income
Net investment income increased for the year ended December 31, 2025, as compared to the year ended December 31,
2024, primarily due to (i) increased average assets under management due to growth in assets in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the current and preceding quarters, and (ii) higher average portfolio yields.
Net Investment-Related Gains (Losses)
The components of net investment-related gains (losses) were as follows:

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Equity Index Options	$926,268	$567,543	$358,725
Interest Rate Contracts	86,222	(569,315)	655,537
Funds Withheld Payable Embedded Derivatives	(521,690)	350,241	(871,931)
Foreign Exchange and Other Derivative Contracts	(190,055)	121,716	(311,771)
Equity Futures Contracts	(51,443)	(87,484)	36,041
Funds Withheld Receivable Embedded Derivatives	(47,029)	37,226	(84,255)
Net Gains (Losses) on Derivative Instruments	202,273	419,927	(217,654)
Net Other Investment Gains (Losses)	(1,243,343)	(1,843,013)	599,670
Net Investment-Related Gains (Losses)	$(1,041,070)	$(1,423,086)	$382,016

Net Gains (Losses) on Derivative Instruments
The decrease in the fair value of embedded derivatives on funds withheld at interest payable for the year ended
December 31, 2025 was primarily driven by the changes in the fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and real asset investments. The underlying investments in the funds withheld at interest payable portfolio increased in value during the year ended December 31, 2025 resulting in a loss on the related embedded derivative, primarily due to a decrease in market interest rates during the year. In contrast, during the year ended December 31, 2024, market interest rates increased, resulting in a decline in the fair value of the underlying investments and a corresponding gain on the related embedded derivative.
The increase in the fair value of equity index options was primarily driven by the performance of the underlying indices.
Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global
Atlantic's equity index options are based on the S&P 500 Index, which increased during both the years ended December 31,
2025 and 2024, and an increase in the notional amount of equity market contracts outstanding.
The increase in the fair value of interest rate contracts was primarily driven by a decrease in market interest rates during the year ended December 31, 2025, as compared to an increase in market interest rates during the year ended December 31,
2024, resulting in a gain on interest rate contracts for the year ended December 31, 2025, as compared to a loss on interest rate contracts for the year ended December 31, 2024.
The decrease in the fair value of foreign exchange and other derivative contracts was primarily driven by a decrease due to depreciation of the U.S. dollar against the euro and British pound during the year ended December 31, 2025.
Net Other Investment-Related Gains (Losses)
The components of net other investment-related gains (losses) were as follows:

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Realized Gains (Losses) on Investments Not Supporting Asset- Liability Matching Strategies	$46,402	$22,468	$23,934
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	(1,788,912)	(567,985)	(1,220,927)
Credit Loss Allowances	(277,087)	(390,498)	113,411
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	486,831	(735,209)	1,222,040
Unrealized Gains (Losses) on Other Investments Accounted Under a Fair-Value Option and Equity Investments	92,162	9,560	82,602
Unrealized Gains (Losses) on Real Assets	71,982	(167,873)	239,855
Realized Gains (Losses) on Real Assets	14,386	11,418	2,968
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	117,327	126,422	(9,095)
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(89,113)	(62,493)	(26,620)
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	221,125	(68,632)	289,757
Other	(138,446)	(20,191)	(118,255)
Net Other Investment-Related Gains (Losses)	$(1,243,343)	$(1,843,013)	$599,670
The decrease in net other investment-related losses for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to (i) an increase in unrealized gains on fixed maturity securities classified as trading, and (ii) an increase in foreign exchange gains on non-U.S. dollar denominated investments due to the greater foreign exchange volatility as a result of the depreciation of the U.S. dollar against the euro and British pound during the year ended
December 31, 2025.

Offsetting these decreases in net other investment-related losses in part was an increase in realized losses on available-
for-sale fixed maturity securities due to portfolio repositioning trades during the year ended December 31, 2025.
Expenses
Net Policy Benefits and Claims
Net policy benefits and claims decreased for the year ended December 31, 2025, as compared to the year ended
December 31, 2024, primarily due to (i) lower initial reserves assumed related to new reinsurance transactions with life contingencies or morbidity risk in the year ended December 31, 2025, as compared to the year ended December 31, 2024, (ii)
favorable impacts related to the assumption review described below, and (iii) the change in the value of embedded derivatives in Global Atlantic’s fixed indexed annuity products as a result of an increase in equity market gains for the year ended December 31, 2025, as compared to the year ended December 31, 2024 (as discussed above under "—Consolidated
Results of Operations (GAAP Basis)—Revenues—Net investment-related gains (losses)". Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains (losses) on derivative instruments, and generally offsets the change in embedded derivative fair value reported in net policy benefits and claims).
These decreases were partially offset by (i) higher average funding costs due to higher crediting rates and the ordinary-
course run-off of older business originated in a low interest rate environment, (ii) new reserves established related to new business originated with life or morbidity risks associated with preneed insurance and direct pension risk transfer products, and (iii) an increase in market risk benefits losses due to a decrease in market interest rates for the year ended December 31,
2025, as compared to an increase in market interest rates for the year ended December 31, 2024.
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
For the year ended December 31, 2025, there was a net favorable assumption review impact of $82.7 million on net policy benefits and claims, which was primarily due to (i) higher expected yield assumptions for certain interest-sensitive life products, (ii) favorable expected surrender and persistency assumption changes for certain income annuity, variable annuity, and life insurance products, and (iii) a decrease in expected morbidity assumptions on long-term care riders for certain fixed annuity products, offset in part by (i) higher mortality rate assumptions for certain life insurance products, (ii) a change in the activation assumption related to certain benefit riders on fixed-indexed annuities, and (iii) higher surrender rate assumptions for certain assumed annuity products.
For the year ended December 31, 2024, there was a net favorable assumption review impact of $74.6 million on net policy benefits and claim, which was primarily due to (i) higher assumed mortality rates for guaranteed income riders on fixed-indexed annuities, and (ii) higher assumed interest rate margins on certain interest-sensitive life products due to an increase in assumed reinvestment rates and flat crediting rates. These favorable impacts were partially offset by (i) lower assumed surrender rates on interest-sensitive life products without secondary guarantees, (ii) an increase in the option budget assumptions for certain fixed-indexed annuities and interest sensitive life products, and (iii) higher surrender rate assumption for certain assumed flow annuity business.
Amortization of Policy Acquisition Costs
Amortization of policy acquisition costs increased for the year ended December 31, 2025, as compared to the year ended
December 31, 2024, primarily due to (i) the remeasurement of the policy liabilities associated with certain cost-of-reinsurance asset intangibles during the year ended December 31, 2024, resulting in an increase in the cost-of-reinsurance asset and a decrease in amortization in the comparative twelve month period, and (ii) an increase in deferred acquisition costs amortization for the year ended December 31, 2025 associated with the cumulative impact of new business volumes generated from individual retirement annuities and preneed insurance.

Interest Expense
Interest expense increased for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to an increase in total debt outstanding.
Insurance Expenses
Insurance expenses decreased for the year ended December 31, 2025, as compared to the year ended December 31,
2024, primarily due to a decrease in commission expenses as a result of the lower new business volumes in the institutional markets channel.
General, Administrative and Other
General, administrative and other increased for the year ended December 31, 2025, as compared to the year ended
December 31, 2024, primarily due to increased employee compensation expenses, offset in part by a lower level of consulting and employee augmentation costs.
Other Consolidated Results of Operations (GAAP Basis)
Income Tax Expense (Benefit)
Income tax expense decreased slightly for the year ended December 31, 2025, as compared to the year ended December
31, 2024, primarily driven by a lower level of income before tax attributable to KKR common stockholders partially offset by an increase in state and foreign income taxes. As reported in Note 18 “Income Taxes” KKR’s effective tax rate is 13%. If you are to exclude the reported net income (loss) before taxes not attributable to KKR common stockholders, KKR’s effective tax rate would be 24%. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
Net income (loss) attributable to redeemable noncontrolling interests relates primarily to net income (loss) attributable to third-party limited partner interests in consolidated investment funds and other investment vehicles when the noncontrolling interests have redemption features that are not solely within the control of KKR. Net income (loss) attributable to redeemable noncontrolling interests increased for the year ended  December 31, 2025, as compared to the year ended
December 31, 2024, primarily due to a higher level of net gains from investment activities at these consolidated investment funds and other investment vehicles.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests relates primarily to net income (loss) attributable to (i) non-
redeemable third-party limited partner interests in consolidated investment funds and other investment vehicles and (ii)
exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. Net income (loss) attributable to noncontrolling interests increased for the year ended December 31,
2025, as compared to the year ended December 31, 2024, primarily due to a higher level of net gains from investment activities at our consolidated investment funds and other investment vehicles.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. decreased for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to a higher level of realized investment losses on available-for-sale fixed maturity securities in our insurance business, which were partially offset by (i) a higher level of capital allocation-based income from our asset management business, (ii) a higher level of investment-related net gains attributable to KKR & Co. Inc.
from our asset management and strategic holdings operations and (iii) a higher level of asset management fee related income in the current period.

Consolidated Statements of Financial Condition (GAAP Basis)
Please see our consolidated statements of financial condition on a GAAP basis as of December 31, 2025 and December
31, 2024 in our financial statements included in this report.
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
Consolidated Statements of Cash Flows (GAAP Basis)
The following is a discussion of our consolidated cash flows for the years ended December 31, 2025, 2024, and 2023. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $0.5 billion, $6.6 billion, and $(1.5) billion during the years ended
December 31, 2025, 2024, and 2023, respectively. Our operating activities primarily included: (i) investments purchased (asset management and strategic holdings), net of proceeds from investments (asset management and strategic holdings) of
$(9.2) billion, $(0.7) billion, and $(8.6) billion during the years ended December 31, 2025, 2024, and 2023, respectively, (ii) net realized gains (losses) on investments (asset management and strategic holdings) of $0.2 billion, $0.2 billion, and $(0.8) billion during the years ended December 31, 2025, 2024, and 2023, respectively, (iii) change in unrealized gains (losses) on investments (asset management and strategic holdings) of $4.6 billion, $3.2 billion, and $3.8 billion during the years ended
December 31, 2025, 2024, and 2023, respectively, (iv) capital allocation-based income (loss) (asset management and strategic holdings) of $3.8 billion, $3.6 billion, and $2.8 billion during the years ended December 31, 2025, 2024, and 2023, respectively, (v) net investment and policy liability-related gains (losses) (insurance) of $(3.3) billion, $(3.3) billion, and $(2.6)
billion during the years ended December 31, 2025, 2024, and 2023, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $5.0 billion, $4.2 billion, and $2.8 billion during the years ended December
31, 2025, 2024, and 2023, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $(16.3) billion, $(19.0) billion, and $(3.9) billion during the years ended December 31, 2025, 2024, and 2023, respectively. Our investing activities primarily included: (i) investments purchased
(insurance), net of proceeds from investments (insurance), of $(16.0) billion, $(18.9) billion, and $(3.8) billion during the years ended December 31, 2025, 2024, and 2023, respectively, (ii) acquisitions, net of cash acquired, of $(146.3) million during the year ended December 31, 2025, and (iii) the purchase of fixed assets of $(160.8) million, $(141.5) million, and $(108.4) million during the years ended December 31, 2025, 2024, and 2023, respectively.

Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $17.4 billion, $7.1 billion, and $12.8 billion during the years ended December 31, 2025, 2024, and 2023, respectively. Our financing activities primarily included: (i) contributions from, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $6.3 billion, $0.1 billion, and $6.4 billion during the years ended December 31, 2025, 2024, and 2023, respectively, (ii) proceeds received, net of repayment of debt obligations, of $2.0 billion, $3.5 billion, and $3.6 billion during the years ended December 31, 2025, 2024, and 2023, respectively, (iii) proceeds from the issuance of Series D Mandatory Convertible Preferred Stock (net of issuance cost) of
$2.5 billion during the year ended December 31, 2025, (iv) additions to, net of withdrawals from, contractholder deposit funds
(insurance) of $7.0 billion, $7.9 billion, and $1.9 billion during the years ended December 31, 2025, 2024, and 2023, respectively, (v) cash consideration for the 2024 GA Acquisition of $(2.6) billion during the year ended December 31, 2024, (vi)
reinsurance transactions, net of cash provided (insurance) of $193.6 million, $47.8 million, and $1.2 billion during the years ended December 31, 2025, 2024, and 2023, respectively, (vii) common stock dividends of $(649.9) million, $(612.1) million, and $(563.3) million during the years ended December 31, 2025, 2024, and 2023, respectively, (viii) Series D Mandatory
Convertible Preferred Stock Dividends of $(118.6) million during the year ended December 31, 2025, and (ix) Series C
Mandatory Convertible Preferred Stock Dividends of $(51.7) million during the year ended December 31, 2023.
Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the years ended December 31, 2025 and
2024. You should read this discussion in conjunction with the information included under "—Analysis of Non-GAAP
Performance Measures" and the financial statements and related notes included elsewhere in this report. See "Risk Factors"
and "—Business Environment" in this report for more information about factors that may impact our business, financial performance, operating results, and valuations. For the discussion comparing our business on a segment basis for the years ended December 31, 2024 and 2023, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on
February 28, 2025.

Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the years ended December 31, 2025 and 2024.

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Management Fees	$4,100,841	$3,461,381	$639,460
Transaction and Monitoring Fees, Net	1,092,577	1,165,884	(73,307)
Fee Related Performance Revenues	181,784	137,992	43,792
Fee Related Compensation	(940,721)	(833,918)	(106,803)
Other Operating Expenses	(720,168)	(663,543)	(56,625)
Fee Related Earnings	3,714,313	3,267,796	446,517
Realized Performance Income	1,879,512	1,822,115	57,397
Realized Performance Income Compensation	(1,387,776)	(1,213,327)	(174,449)
Realized Investment Income	403,455	534,668	(131,213)
Realized Investment Income Compensation	(60,520)	(80,198)	19,678
Asset Management Segment Earnings	$4,548,984	$4,331,054	$217,930
Management Fees
The following table presents management fees by business line:

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Management Fees
Private Equity	$1,529,169	$1,376,335	$152,834
Real Assets	1,300,924	992,731	308,193
Credit and Liquid Strategies	1,270,748	1,092,315	178,433
Total Management Fees	$4,100,841	$3,461,381	$639,460
The increase in Private Equity management fees was primarily attributable to (i) management fees commencing at North
America Fund XIV in the second quarter of 2025 and (ii) management fees earned on new capital raised over the past twelve months at our private equity K-Series vehicles, net of certain revenue sharing arrangements. The increase was partially offset by (i) a lower level of management fees earned from Ascendant (our U.S. middle market traditional private equity fund) due to management fees earned on new capital raised in 2024 that were retroactive to the start of the fund’s investment period and no such retroactive fees were earned in the current year, (ii) a decrease in management fees earned from North America
Fund XIII as a result of entering its post-investment period in the second quarter of 2025, and now paying fees based on invested capital rather than committed capital, and (iii) no management fees earned from Asian Fund II in the current period due to the termination of management fees in the fourth quarter of 2024. During the three and twelve months ended
December 31, 2025, approximately $12.0 million and $17.0 million, respectively of management fees were earned on new capital raised that were retroactive to the start of the relevant fund’s investment period. Additionally, in the fourth quarter of
2025 approximately $11.4 million of fees were recognized for providing advisory services to entities in certain fund structures.

The increase in Real Assets management fees was primarily attributable to (i) management fees commencing at Global
Infrastructure Investors V in the third quarter of 2024, (ii) management fees earned on new capital raised over the past twelve months at our infrastructure K-Series vehicles, net of certain revenue sharing arrangements, and (iii) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows. The increase was partially offset by a decrease in management fees earned from Global Infrastructure Investors III and Asia Pacific Infrastructure
Investors due to a decrease in invested capital during the current year. During the three and twelve months ended December
31, 2025, approximately $14.3 million and $71.1 million, respectively of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period. Additionally, in the fourth quarter of 2025 approximately $5.6 million of fees were recognized for providing advisory services to entities in certain fund structures.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows, (ii) an increase in capital invested in certain alternative credit strategy accounts, which resulted in an increase in its fee base, and (iii) a higher level of management fees earned from CLOs from new issuances in both the United States and Europe during the year ended
December 31, 2025.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Transaction and Monitoring Fees, Net
Private Equity	$93,707	$100,619	$(6,912)
Real Assets	53,065	52,508	557
Credit and Liquid Strategies	15,662	10,994	4,668
Capital Markets	930,143	1,001,763	(71,620)
Total Transaction and Monitoring Fees, Net	$1,092,577	$1,165,884	$(73,307)
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
The decrease in transaction and monitoring fees, net is primarily due to a lower level of transaction fees earned in our
Capital Markets business line. The decrease in capital markets transaction fees was primarily due to a decrease in the size of capital markets transactions for the year ended December 31, 2025. Overall, we completed 404 capital markets transactions for the year ended December 31, 2025, of which 49 represented equity offerings and 355 represented debt offerings, as compared to 397 transactions for the year ended December 31, 2024, of which 56 represented equity offerings and 341 represented debt offerings. We earn fees in connection with underwriting, syndication, and other capital markets services.
While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our Private Equity, Real Assets, and Credit and Liquid Strategies business lines as well as from third-party companies. For the year ended December 31, 2025, approximately 15% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 13% for the year ended December 31, 2024. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the year ended December 31, 2025, approximately 54% of our transaction fees were generated outside of North America as compared to approximately 47% for the year ended December
31, 2024. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by, among other things, equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Fee Related Performance Revenues
Private Equity	$2,506	$—	$2,506
Real Assets	105,486	59,557	45,929
Credit and Liquid Strategies	73,792	78,435	(4,643)
Total Fee Related Performance Revenues	$181,784	$137,992	$43,792
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, investment vehicles and accounts on a more recurring basis and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account.
The increase in fee related performance revenues for the year ended December 31, 2025 compared to the prior period was primarily due to a higher level of performance revenues being earned from our infrastructure K-Series vehicles in our Real
Assets business line.
Fee Related Compensation
The increase in fee related compensation for the year ended December 31, 2025 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of fee related revenues.
Other Operating Expenses
The increase in other operating expenses for the year ended December 31, 2025 compared to the prior period was primarily due to a higher level of occupancy related and general and administrative costs.
Fee Related Earnings
The increase in fee related earnings for the year ended December 31, 2025 compared to the prior period was primarily due to (i) a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines and (ii) a higher level of fee related performance revenues primarily earned in our Real Assets business line, partially offset by a (i) higher level of fee related compensation and other operating expenses and (ii) a lower level of transaction fees earned in our Capital Markets business line, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Realized Performance Income
Private Equity	$1,321,116	$1,312,479	$8,637
Real Assets	260,741	218,320	42,421
Credit and Liquid Strategies	297,655	291,316	6,339
Total Realized Performance Income	$1,879,512	$1,822,115	$57,397

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Private Equity
Asian Fund IV	$357,526	$—	$357,526
Americas Fund XII	246,984	828,543	(581,559)
Private Equity K-Series	233,117	86,940	146,177
Strategic Investor Partnerships	193,031	—	193,031
Core Private Equity Vehicles	187,886	65,846	122,040
Next Generation Technology Growth Fund II	162,679	—	162,679
European Fund V	89,459	32,864	56,595
Health Care Strategic Growth Fund	53,650	—	53,650
Asian Fund III	36,984	248,622	(211,638)
Global Impact Fund	13,215	—	13,215
Strategic Holdings Segment	12,328	15,475	(3,147)
Asian Fund II Carried Interest Repayment Obligation	(344,231)	—	(344,231)
Other	78,488	34,189	44,299
Total Realized Performance Income	$1,321,116	$1,312,479	$8,637
Realized performance income in our Private Equity business line for the year ended December 31, 2025 consisted primarily of (i) realized proceeds from the sale of our investments in Seiyu Group (consumer products sector) held by Asian
Fund IV, ReliaQuest, LLC (technology sector) held by Next Generation Technology Growth Fund II, Integrated Specialty
Services (financial services sector) held by Americas Fund XII, and The Citation Group (services sector) held by both European
Fund V and Global Impact Fund and (ii) performance income from our core private equity vehicles and private equity K-Series vehicles. Realized performance income in our Private Equity business line was reduced by $344 million as a result of the repayment of the Asian Fund II clawback obligation in the fourth quarter of 2025. On a net basis, after giving effect to carried interest distributions already recouped from current and former employees, the clawback obligation reduced fourth quarter
2025 net realized performance income by $207 million.
Realized performance income in our Private Equity business line for the year ended December 31, 2024 consisted primarily of (i) realized proceeds from the sale of our investments in AppLovin Corporation (NASDAQ: APP) and
GeoStabilization International (industrials sector), both held by Americas Fund XII, and Kokusai Electric Corporation (TYO:
6525) held by Asian Fund III and (ii) performance income from our core private equity vehicles and private equity K-Series vehicles.

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Real Assets
Global Infrastructure Investors III	$107,053	$201,536	$(94,483)
Asia Pacific Infrastructure Investors	110,000	—	110,000
Global Infrastructure Investors II	8,744	—	8,744
Other	34,944	16,784	18,160
Total Realized Performance Income	$260,741	$218,320	$42,421
Realized performance income in our Real Assets business line for the year ended December 31, 2025 consisted primarily of realized proceeds from the sale of our investments in Pinnacle Towers (infrastructure: telecommunications sector) held by
Asia Pacific Infrastructure Investors, Metronet Holdings, LLC (infrastructure: telecommunications sector), and NEP Renewables
II, LLC (infrastructure: energy and energy transition sector) held by Global Infrastructure Investors III, and Q-Park N.V.
(infrastructure: transportation sector) held by Global Infrastructure Investors II.
Realized performance income in our Real Assets business line for the year ended December 31, 2024 consisted primarily of realized proceeds from the sale of our investment in FiberCop S.p.A. (infrastructure: telecommunications sector) and
ADNOC Oil Pipelines (infrastructure: midstream sector), both held by Global Infrastructure Investors III.

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Credit and Liquid Strategies
Lending Partners III	$12,822	$—	$12,822
Strategic Hedge Fund Partnerships and Other	284,833	291,316	(6,483)
Total Realized Performance Income	$297,655	$291,316	$6,339
Realized performance income in our Credit and Liquid Strategies business line for the year ended December 31, 2025 consisted primarily of (i) performance fees earned from Marshall Wace and (ii) realized proceeds at Lending Partners III.
Realized performance income in our Credit and Liquid Strategies business line for the year ended December 31, 2024 consisted primarily of performance fees earned from Marshall Wace and our sub-advisory agreement with a UK investment fund manager.
Realized Performance Income Compensation
The increase in realized performance income compensation for the year ended December 31, 2025 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Total Realized Investment Income	$403,455	$534,668	$(131,213)
The decrease in realized investment income is primarily due to a lower level of interest income and dividends partially offset by a higher level of net realized gains. The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.
For the year ended December 31, 2025, realized investment income was primarily comprised of (i) realized gains primarily from the sale of our investments in BridgeBio Pharma, Inc., ReliaQuest, LLC, BrightSpring Health Services (fka Pharmerica)
(NASDAQ: BTSG), and Kokusai Electric Corporation, (ii) realized gains from the settlement of certain foreign exchange forward contracts, and (iii) interest income primarily from our investments in CLOs. Partially offsetting the realized gains were realized losses, the most significant of which were (i) a realized loss related to a structured multi-asset investment vehicle and (ii)
realized losses from the sale of various revolving credit facilities by the Capital Markets business line.
For the year ended December 31, 2024, realized investment income was primarily comprised of (i) interest income primarily from our investments in CLOs and (ii) realized gains primarily from the sale of our investments in AppLovin
Corporation, Kokusai Electric Corporation, BridgeBio Pharma, Inc., and Darktrace Limited (LSE: DARK). Partially offsetting the realized gains were realized losses, the most significant of which were (i) a realized loss on our alternative credit investment
Selecta Group HoldCo. (consumer products sector), (ii) realized losses from the sale of various revolving credit facilities, (iii) a realized loss on our infrastructure investment, Indus Towers Limited (NSE: INDUSTOW), and (iv) a realized loss on our private equity investment, Acteon Group Ltd. (energy sector).
Realized investment income includes the net income (loss) from KKR Capstone. For the year ended December 31, 2025, total fees attributable to KKR Capstone were $113.6 million and total expenses attributable to KKR Capstone were $100.0 million. For KKR Capstone-related adjustments in reconciling segment revenues and expenses to GAAP revenues and expenses
"—See Note 21 “Segment Reporting” in the accompanying financial statements.

As of the date of this filing, we have transactions that are pending or that have closed after December 31, 2025 that are expected to result in realized performance income and realized investment income of at least $900 million, which are expected to be realized in the first half of 2026. See “—Liquidity—Sources of Liquidity” for additional information. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals;
therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report, which could impact, positively or negatively, the total amount of our realized performance income and realized investment income. Therefore, no assurance can be given for what our actual realized performance income and realized investment income between the fourth quarter of
2025 and first half of 2026 or future periods will be.
Realized Investment Income Compensation
The decrease in realized investment income compensation for the year ended December 31, 2025 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Operating and Capital Metrics
See also “Fund Performance Metrics” for more information about our investment funds, vehicles and accounts across our
Private Equity, Real Assets and Credit and Liquid Strategies business lines, including investment performance, capital commitments, uncalled capital commitments, and invested capital of each. See also "Risk Factors" and "—Business
Environment" in this report for more information about the factors that may impact our business, financial performance, operating results and valuations.
The following tables present our key asset management segment operating and capital metrics:

	As of
($ in millions)	December 31, 2025	December 31, 2024	Change

Assets Under Management	$743,858	$637,572	$106,286
Fee Paying Assets Under Management	$604,144	$511,963	$92,181
Uncalled Commitments	$118,433	$109,555	$8,878

	Years Ended
($ in millions)	December 31, 2025	December 31, 2024	Change

Capital Invested	$94,610	$83,570	$11,040

Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2024 to
December 31, 2025:

($ in millions)
December 31, 2024	$195,358
New Capital Raised	27,176
Acquisitions (1)	3,214
Distributions and Other	(16,411)
Redemptions	(105)
Change in Value	20,142
December 31, 2025	$229,374
(1)Reflects the AUM of investment funds sponsored (or managed) by HealthCare Royalty Management, LLC at closing.
AUM of our Private Equity business line was $229.4 billion as of December 31, 2025, an increase of $34.0 billion, compared to $195.4 billion as of December 31, 2024.
The increase was primarily attributable to (i) investment funds sponsored (or managed) by HealthCare Royalty
Management, LLC, which is an alternative asset management firm that we acquired on July 30, 2025, (ii) new capital raised from North America Fund XIV and our private equity K-Series vehicles, and (iii) appreciation in investment value primarily from Asian Fund IV, North America Fund XIII, our core private equity strategy and our private equity K-Series vehicles. Partially offsetting the increases were (i) the release of capital commitments related to one of our strategic investor partnerships with an insurance client, and (ii) distributions to fund investors primarily as a result of realized proceeds, most notably from Asian
Fund IV, Americas Fund XII and Asian Fund III.
For the year ended December 31, 2025, the value of our traditional private equity investment portfolio appreciated by
14%. This was comprised of a 16% increase in share prices of publicly held investments and a 14% increase in value of our privately held investments. For the year ended December 31, 2025, the value of our growth equity investment portfolio increased 13%, and the value of our core private equity investment portfolio increased 7%.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2024 to
December 31, 2025:

($ in millions)
December 31, 2024	$165,969
New Capital Raised	33,739
Distributions and Other	(15,043)
Redemptions	(302)
Change in Value	8,117
December 31, 2025	$192,480
AUM of our Real Assets business line was $192.5 billion as of December 31, 2025, an increase of $26.5 billion, compared to $166.0 billion as of December 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows invested in real estate, our infrastructure K-Series vehicles, and Global Infrastructure Investors V, and, to a lesser extent, (ii) appreciation in investment value from Global Infrastructure Investors IV and the Diversified Core Infrastructure Fund. Partially offsetting the increase were (i) payments to Global Atlantic policyholders and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III and one of our infrastructure separately managed accounts with a public pension plan.

For the year ended December 31, 2025, the value of our infrastructure investment portfolio appreciated 11% and the value of our opportunistic real estate equity investment portfolio appreciated by 5%.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31,
2024 to December 31, 2025:

($ in millions)
December 31, 2024	$276,245
New Capital Raised	68,484
Distributions and Other	(25,633)
Redemptions	(5,968)
Change in Value	8,876
December 31, 2025	$322,004
AUM of our Credit and Liquid Strategies business line totaled $322.0 billion as of December 31, 2025, an increase of $45.8 billion, compared to AUM of $276.2 billion as of December 31, 2024.
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
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2024 to
December 31, 2025:

($ in millions)
December 31, 2024	$119,598
New Capital Raised	34,442
Acquisitions (1)	3,214
Distributions and Other	(7,649)
Redemptions	(105)
Net Changes in Fee Base of Certain Funds	(1,281)
Change in Value	3,020
December 31, 2025	$151,239
(1)Reflects the FPAUM of investment funds sponsored (or managed) by HealthCare Royalty Management, LLC at closing.
FPAUM of our Private Equity business line was $151.2 billion as of December 31, 2025, an increase of $31.6 billion, compared to $119.6 billion as of December 31, 2024.
The increase was primarily attributable to (i) investment funds sponsored (or managed) by HealthCare Royalty
Management, LLC, (ii) management fees commencing at North America Fund XIV in the second quarter of 2025, and (iii) new capital raised from our private equity K-Series vehicles, our core private equity strategy, and assets we manage and earn fees from in our Strategic Holdings segment. Partially offsetting the increase were (i) a change in fee base for North America Fund
XIII as a result of the fund entering its post-investment period in the second quarter of 2025, during which we earn fees on invested capital rather than committed capital, (ii) distributions to fund investors primarily as a result of realized proceeds, most notably from Asian Fund III and Americas Fund XII and (iii) fees waived at North America Fund XI in exchange for extending the term of the fund.

Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2024 to
December 31, 2025:

($ in millions)
December 31, 2024	$139,681
New Capital Raised	34,839
Distributions and Other	(11,668)
Redemptions	(302)
Net Changes in Fee Base of Certain Funds	(1,908)
Change in Value	2,809
December 31, 2025	$163,451
FPAUM of our Real Assets business line was $163.5 billion as of December 31, 2025, an increase of $23.8 billion, compared to $139.7 billion as of December 31, 2024.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows invested in real estate, our infrastructure K-Series vehicles, and Global Infrastructure Investors V, (ii) management fees commencing at Asia Pacific
Infrastructure III in the fourth quarter of 2025, and to a lesser extent, (iii) appreciation in investment value from the
Diversified Core Infrastructure Fund. Partially offsetting the increase were (i) a change in fee base for Asia Pacific
Infrastructure III in the fourth quarter of 2025, during which we earn fees on invested capital rather than committed capital,
(ii) payments to Global Atlantic policyholders, and (iii) distributions to fund investors as a result of realized proceeds, most notably from one of our infrastructure separately managed accounts with a public pension plan and Global Infrastructure
Investors III.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December
31, 2024 to December 31, 2025:

($ in millions)
December 31, 2024	$252,684
New Capital Raised	60,107
Distributions and Other	(24,977)
Redemptions	(5,968)
Change in Value	7,608
December 31, 2025	$289,454
FPAUM of our Credit and Liquid Strategies business line was $289.5 billion as of December 31, 2025, an increase of
$36.8 billion, compared to $252.7 billion as of December 31, 2024.
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

Uncalled Commitments
Private Equity
As of December 31, 2025, our Private Equity business line had $52.3 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $54.9 billion as of December 31, 2024. The decrease was primarily attributable to (i) the release of capital commitments related to one of our strategic investor partnerships with an insurance client and (ii) capital called from fund investors to make investments, largely offset by new capital commitments from fund investors during the period.
Real Assets
As of December 31, 2025, our Real Assets business line had $35.0 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $33.3 billion as of December 31, 2024. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of December 31, 2025, our Credit and Liquid Strategies business line had $31.1 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $21.4 billion as of December 31, 2024.
The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the year ended December 31, 2025, $24.1 billion of capital was invested by our Private Equity business line, as compared to $17.1 billion for the year ended December 31, 2024. The increase was driven primarily by a $4.7 billion increase in capital invested in our core private equity strategy and a $2.5 billion increase in capital invested in our traditional private equity strategy. During the year ended December 31, 2025, 41% of capital deployed in private equity was in transactions in
North America, 39% was in Europe, and 20% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the year ended December 31, 2025, $26.7 billion of capital was invested by our Real Assets business line, as compared to $27.9 billion for the year ended December 31, 2024. The decrease was driven primarily by a $3.8 billion decrease in capital invested in our real estate strategy, partially offset by (i) a $1.7 billion increase in capital invested in our infrastructure strategy and (ii) a $0.8 billion increase in capital invested in our energy strategy. During the year ended
December 31, 2025, 53% of capital deployed in real assets was in transactions in North America, 22% was in Europe, and 25%
was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the year ended December 31, 2025, $43.8 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $38.6 billion for the year ended December 31, 2024. The increase was driven primarily by a higher level of capital deployed across our private credit strategies, most notably direct lending. During the year ended December 31,
2025, 79% of capital deployed was in transactions in North America, 16% was in Europe, and 5% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the years ended
December 31, 2025 and 2024:

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Net Investment Income	$7,224,118	$6,328,822	$895,296
Net Cost of Insurance	(5,229,343)	(4,448,886)	(780,457)
General, Administrative and Other	(885,380)	(865,390)	(19,990)
Insurance Operating Earnings	$1,109,395	$1,014,546	$94,849
Net Investment Income
Net investment income increased for the year ended December 31, 2025, as compared to the year ended December 31,
2024, primarily due to (i) increased average assets under management from the cumulative impact of new business volume growth, and (ii) higher average portfolio yields.
Net Cost of Insurance
Net cost of insurance increased for the year ended December 31, 2025, as compared to the year ended December 31,
2024, primarily due to (i) growth in reserves in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the current year, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
Net cost of insurance for the year ended December 31, 2025, also reflects a $40.1 million favorable impact from the annual assumption review changes (as discussed above under —Consolidated Results of Operations (GAAP Basis)—Net Policy
Benefits and Claims) due to (i) higher expected yield assumptions for certain interest-sensitive life products, and (ii) favorable expected surrender and persistency assumption changes for certain variable annuity and life insurance products offset in part by (i) higher mortality rate assumptions for certain life insurance products, and (ii) higher surrender rate assumptions for certain assumed annuity products.
General, Administrative and Other
General, administrative and other expenses increased for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to (i) an increase in cash compensation expenses, and (ii) higher interest expense primarily reflecting higher levels of borrowing.
Insurance Operating Earnings
Insurance operating earnings increased for the year ended December 31, 2025, as compared to the year ended December
31, 2024, primarily due to an increase in net investment income due to an increase in average assets under management and higher portfolio yields, and the favorable impact of the annual assumption review, partially offset by an increase in net cost of insurance due to the cumulative impact of new business volume growth and higher crediting rates.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the years ended December 31, 2025 and 2024:

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Dividends, Net	$162,096	$76,211	$85,885
Strategic Holdings Operating Earnings	162,096	76,211	85,885
Net Realized Investment Income	69,861	87,693	(17,832)
Strategic Holdings Segment Earnings	$231,957	$163,904	$68,053
Dividends, Net
For the year ended December 31, 2025, dividends, net were comprised of dividend income from 1-800 Contacts, Exact
Holding B.V., April S.A., Atlantic Aviation FBO Inc. (infrastructure: transportation sector) and ERM Worldwide Group Limited
(services sector). For the year ended December 31, 2024, dividends, net were comprised of dividend income from 1-800
Contacts Inc., Exact Holdings B.V., Viridor Limited (energy and energy transition sector), FiberCop S.p.A., Arnott's Biscuits
Limited (consumer products sector) and Atlantic Aviation FBO Inc. For the year ended December 31, 2025, the contractual management fee charged by our Asset Management segment was $36.6 million and for the year ended December 31, 2024, the management fee was $31.8 million.
Net Realized Investment Income
For the year ended December 31, 2025, net realized investment income was comprised of realized gains from the sale of
CyrusOne Inc. (infrastructure: telecommunications sector) and Refresco Group B.V. (manufacturing sector). For the year ended December 31, 2024 net realized investment income was comprised of a realized gain from the sale of FiberCop S.p.A.
Realized investment income earned in our Strategic Holdings segment is reduced by a contractual performance fee charged by our Asset Management segment. For the year ended December 31, 2025, the performance fee was $12..3 million and for the year ended December 31, 2024, the performance fee was $15.5 million.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the year ended December 31, 2025, was higher compared to the prior period primarily due to a higher level of dividends, partially offset by a lower level of net realized investment income.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the years ended December 31, 2025 and 2024.
For a discussion comparing our Non-GAAP performance measures for the years ended December 31, 2024 and 2023, see "Part
II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on
Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	Change

Fee Related Earnings	$3,714,313	$3,267,796	$446,517
Insurance Operating Earnings	1,109,395	1,014,546	94,849
Strategic Holdings Operating Earnings	162,096	76,211	85,885
Total Operating Earnings	4,985,804	4,358,553	627,251

Net Realized Performance Income	491,736	608,788	(117,052)
Net Realized Investment Income	412,796	542,163	(129,367)
Total Investing Earnings	904,532	1,150,951	(246,419)

Total Segment Earnings	5,890,336	5,509,504	380,832
Interest Expense, Net and Other	(404,800)	(318,441)	(86,359)
Income Taxes on Adjusted Earnings	(1,108,064)	(988,797)	(119,267)
Adjusted Net Income	$4,377,472	$4,202,266	$175,206
Total Operating Earnings
The increase in total operating earnings for the year ended December 31, 2025 compared to the prior period was primarily due to a higher level of fee related earnings and to a lesser extent insurance operating earnings and strategic holdings operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment
Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
The decrease in total investing earnings for the year ended December 31, 2025 compared to the prior period was primarily due to (i) a lower level of net realized investment income and (ii) a lower level of net realized performance income due to the reduction in realized performance income for the repayment of the Asian Fund II clawback obligation in the fourth quarter of 2025. For a discussion of net realized performance income and net realized investment income, see "—Analysis of
Asset Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The increase in total segment earnings for the year ended December 31, 2025 compared to the prior period was primarily due to an increase in total operating earnings, offset by a decrease in total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the year ended December 31, 2025 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in income taxes on adjusted earnings and interest expense, net and other.
Interest Expense, Net and Other
The increase in interest expense, net and other for the year ended December 31, 2025 compared to the prior period was primarily due to dividends paid on the Series D Mandatory Convertible Preferred Stock that was issued in the first quarter of
2025.

Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the year ended December 31, 2025 compared to the prior period was primarily due to a higher level of total segment earnings.
For the years ended December 31, 2025 and 2024, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $124.4 million and $126.7 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3% for both the years ended December 31, 2025 and 2024.

Fund Performance Metrics
Private Equity
The table below presents information as of December 31, 2025, relating to our current private equity and other investment vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after
December 31, 2025.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIV	4/2025	4/2031	$19,375	$19,375	$—	$—	$—	$—	$—
North America Fund XIII	8/2021	4/2025	18,400	1,438	17,265	353	16,817	23,888	1,109
Americas Fund XII	5/2017	5/2021	13,500	1,364	12,773	16,281	8,626	18,431	1,661
North America Fund XI	11/2012	1/2017	8,718	48	10,203	23,541	1,861	3,196	258
2006 Fund (5)	9/2006	9/2012	17,642	—	17,309	37,423	—	—	—
Millennium Fund (5)	12/2002	12/2008	6,000	—	6,000	14,129	—	—	—
Ascendant Fund	6/2022	6/2028	4,328	2,672	1,656	—	1,656	1,988	32
European Fund VI	6/2022	6/2028	7,549	2,568	4,981	—	4,045	5,298	—
European Fund V	7/2019	2/2022	6,384	524	5,982	2,909	4,539	6,901	431
European Fund IV	2/2015	3/2019	3,513	17	3,648	5,726	1,621	2,339	122
European Fund III (5)	3/2008	3/2014	5,506	—	5,360	10,647	—	—	—
European Fund II (5)	11/2005	10/2008	5,751	—	5,751	8,533	—	—	—
Asian Fund IV	7/2020	7/2026	14,735	5,010	10,900	3,948	10,006	14,702	873
Asian Fund III	8/2017	7/2020	9,000	1,267	8,269	10,200	5,202	9,947	996
Asian Fund II	10/2013	3/2017	5,825	—	7,507	6,723	1,269	772	—
Asian Fund (5)	7/2007	4/2013	3,983	—	3,974	8,728	—	—	—
Next Generation Technology Growth Fund III	11/2022	11/2028	2,740	734	2,006	—	2,006	2,297	1
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	54	2,269	1,846	1,610	2,477	153
Next Generation Technology Growth Fund	3/2016	12/2019	659	3	671	1,314	241	806	59
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	1,657	2,132	—	2,132	3,022	111
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	98	1,397	1,021	991	1,737	133
Global Impact Fund II	6/2022	6/2028	2,715	1,379	1,337	—	1,006	1,382	—
Global Impact Fund	2/2019	3/2022	1,242	213	1,212	646	950	1,479	102
Co-Investment Vehicles and Other	Various	Various	41,346	3,291	38,772	17,793	27,088	35,506	1,763
Core Investors II	8/2022	8/2027	11,814	7,957	3,858	108	3,858	4,836	24
Core Investors I	2/2018	8/2022	8,500	23	10,489	2,627	8,775	17,911	91
Other Core Vehicles	Various	Various	7,628	1,178	6,525	2,229	5,787	9,237	29
Unallocated Commitments (6)	N/A	N/A	1,407	1,407	—	—	—	—	—

Total Private Equity			$235,468	$52,277	$192,246	$176,725	$110,086	$168,152	$7,948
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on December 31, 2025.
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

Real Assets
The table below presents information as of December 31, 2025, relating to our current real asset and other investment vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December 31,
2025.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Global Infrastructure Investors V	7/2024	7/2030	$15,732	$12,051	$3,794	$113	$3,794	$3,912	$—
Global Infrastructure Investors IV	8/2021	6/2024	16,615	1,739	15,247	1,681	14,536	19,468	997
Global Infrastructure Investors III	7/2018	6/2021	7,174	862	6,678	5,798	3,331	4,573	183
Global Infrastructure Investors II	12/2014	6/2018	3,040	133	3,167	5,757	560	977	50
Global Infrastructure Investors	9/2010	10/2014	1,040	—	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors III	12/2025	12/2031	3,548	3,548	—	—	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	6,348	3,314	3,436	770	2,761	4,049	238
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	593	3,561	2,279	2,216	3,069	192
Diversified Core Infrastructure Fund	12/2020	(5)	12,921	1,186	12,022	1,552	11,943	13,217	—
Global Climate Transition Fund(6)	7/2024	7/2030	3,053	3,053	—	—	—	—	—
Real Estate Partners Americas IV	11/2024	11/2028	2,196	2,196	—	—	—	—	—
Real Estate Partners Americas III	1/2021	9/2024	4,253	530	3,958	348	3,709	4,216	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	117	1,986	2,871	265	254	(3)
Real Estate Partners Americas	5/2013	5/2017	1,229	15	1,024	1,445	—	—	(4)
Real Estate Partners Europe II	3/2020	12/2023	2,067	254	2,019	569	1,676	1,602	—
Real Estate Partners Europe	8/2015	12/2019	710	100	694	806	173	125	(18)
Asia Real Estate Partners	7/2019	7/2023	1,682	357	1,371	559	994	991	—
Property Partners Americas	12/2019	(5)	2,571	46	2,525	159	2,525	2,296	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	976	469	853	869	28
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	1,008	677	965	1,001	5
Energy Related Vehicles	Various	Various	4,357	62	4,493	2,505	1,000	1,428	44
Co-Investment Vehicles and Other	Various	Various	19,098	2,471	16,682	3,876	14,895	16,078	105
Unallocated Commitments(7)	N/A	N/A	1,389	1,389	—	—	—	—	—

Total Real Assets			$116,816	$34,138	$85,691	$34,462	$66,196	$78,125	$1,817
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on December 31, 2025.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)Open-ended fund.
(6)Includes an Asia-focused vehicle with different fund terms.
(7)"Unallocated Commitments" represent commitments received from our strategic investor partnerships that have yet to be allocated to a particular investment strategy.
Private Equity and Real Asset Performance
The table below presents information as of December 31, 2025, relating to the historical performance of certain of our
Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since December 31, 2025, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

Private Equity and Real Assets Business Lines Investment Funds and Other Vehicles	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,129	—	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,533	—	8,533	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,423	—	37,423	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	—	8,728	18.9%	13.7%	2.2
European Fund III (2008)	5,506	5,360	10,647	—	10,647	16.4%	11.2%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,166	—	1,166	3.7%	—%	1.2
Natural Resources Fund (2010)	887	887	168	—	168	(24.3)%	(25.9)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,203	23,541	3,196	26,737	23.4%	18.8%	2.6
Asian Fund II (2013)	5,825	7,507	6,723	772	7,495	(0.1)%	(1.5)%	1.0
Real Estate Partners Americas (2013)	1,229	1,024	1,445	—	1,445	15.8%	10.9%	1.4
Energy Income and Growth Fund (2013)	1,589	1,589	1,221	—	1,221	(6.2)%	(8.6)%	0.8
Global Infrastructure Investors II (2014)	3,040	3,167	5,757	977	6,734	19.3%	16.7%	2.1
European Fund IV (2015)	3,513	3,648	5,726	2,339	8,065	21.0%	16.0%	2.2
Real Estate Partners Europe (2015)	710	694	806	125	931	9.9%	7.1%	1.3
Next Generation Technology Growth Fund (2016)	659	671	1,314	806	2,120	27.6%	23.4%	3.2
Health Care Strategic Growth Fund (2016)	1,331	1,397	1,021	1,737	2,758	17.7%	12.8%	2.0
Americas Fund XII (2017)	13,500	12,773	16,281	18,431	34,712	23.9%	19.9%	2.7
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	677	1,001	1,678	9.1%	7.8%	1.7
Core Investors I (2018)	8,500	10,489	2,627	17,911	20,538	15.4%	13.3%	2.0
Asian Fund III (2017)	9,000	8,269	10,200	9,947	20,147	24.1%	18.8%	2.4
Real Estate Partners Americas II (2017)	1,921	1,986	2,871	254	3,125	23.7%	19.1%	1.6
Global Infrastructure Investors III (2018)	7,174	6,678	5,798	4,573	10,371	12.2%	9.6%	1.6
Global Impact Fund (2019)	1,242	1,212	646	1,479	2,125	16.2%	11.8%	1.8
European Fund V (2019)	6,384	5,982	2,909	6,901	9,810	13.5%	10.7%	1.6
Energy Income and Growth Fund II (2018)	994	1,199	651	1,259	1,910	12.1%	10.6%	1.6
Asia Real Estate Partners (2019)	1,682	1,371	559	991	1,550	4.5%	1.4%	1.1
Next Generation Technology Growth Fund II (2019)	2,088	2,269	1,846	2,477	4,323	19.5%	15.4%	1.9
Real Estate Credit Opportunity Partners II (2019)	950	976	469	869	1,338	10.0%	7.7%	1.4
Asia Pacific Infrastructure Investors (2020)	3,792	3,561	2,279	3,069	5,348	16.0%	11.9%	1.5
Asian Fund IV (2020)	14,735	10,900	3,948	14,702	18,650	23.7%	17.7%	1.7
Real Estate Partners Europe II (2020)	2,067	2,019	569	1,602	2,171	2.7%	0.5%	1.1
Real Estate Partners Americas III (2021)	4,253	3,958	348	4,216	4,564	5.3%	3.5%	1.2
Health Care Strategic Growth Fund II (2021)	3,789	2,132	—	3,022	3,022	20.2%	11.6%	1.4
North America Fund XIII (2021)	18,400	17,265	353	23,888	24,241	17.3%	13.1%	1.4
Core Investors II (2022)	11,814	3,858	108	4,836	4,944	13.0%	11.4%	1.3
Global Infrastructure Investors IV (2021)	16,615	15,247	1,681	19,468	21,149	14.7%	11.4%	1.4
Asia Pacific Infrastructure Investors II (2022)	6,348	3,436	770	4,049	4,819	31.5%	22.4%	1.4
Ascendant Fund (2022)	4,328	1,656	—	1,988	1,988	21.0%	9.2%	1.2
Next Generation Technology Growth Fund III (2022)	2,740	2,006	—	2,297	2,297	13.9%	6.0%	1.1
European Fund VI (2022)	7,549	4,981	—	5,298	5,298	4.7%	0.7%	1.1
Global Impact Fund II (2022)	2,715	1,337	—	1,382	1,382	2.4%	(4.4)%	1.0
Global Infrastructure Investors V (2024) (3)	15,732	3,794	113	3,912	4,025	—	—	—
Global Climate Transition Fund (2024) (3)	3,053	—	—	—	—	—	—	—
Real Estate Partners Americas IV (2024) (3)	2,196	—	—	—	—	—	—	—
North America Fund XIV (2025)(3)	19,375	—	—	—	—	—	—	—
Asia Pacific Infrastructure Investors III (2025)(3)	3,548	—	—	—	—	—	—	—
Subtotal - Included Funds	269,328	204,884	195,237	169,774	365,011	15.9%	12.2%	1.8

All Funds	$285,803	$221,359	$245,506	$169,774	$415,280	25.5%	18.6%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private
Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on
December 31, 2025.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to December 31, 2025. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.

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
For more information, see "Risk Factors—Risks Related to Our Investment Activities—Future results of our investments may be different than, and may not achieve the levels of, any of our historical returns" in this report.
Credit and Liquid Strategies
The table below presents information as of December 31, 2025, relating to our current credit investment vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after December
31, 2025.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Line
Opportunities Fund II	11/2021	1/2026	$2,420	$897	$1,523	$96	$1,523	$1,851	$49
Dislocation Opportunities Fund	8/2019	11/2021	2,967	278	2,689	1,997	1,305	1,411	80
Special Situations Fund II	2/2015	3/2019	3,525	284	3,241	2,651	615	658	—
Special Situations Fund	1/2013	1/2016	2,274	1	2,273	1,899	94	139	—
Mezzanine Partners	7/2010	3/2015	1,023	33	990	1,166	184	23	—
Asset-Based Finance Partners II	3/2024	3/2028	5,571	4,420	1,151	—	1,151	1,194	1
Asset-Based Finance Partners	10/2020	7/2025	2,059	426	1,633	341	1,557	1,681	77
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	188	2,057	1,090	1,264	1,137	—
Lending Partners IV	3/2022	9/2026	1,150	173	977	178	977	1,015	14
Lending Partners III	4/2017	11/2021	1,498	540	958	1,240	390	366	34
Lending Partners II	6/2014	6/2017	1,336	157	1,179	1,261	71	18	—
Lending Partners	12/2011	12/2014	460	40	420	458	23	8	—
Lending Partners Europe II	5/2019	9/2023	837	164	672	766	212	240	9
Lending Partners Europe	3/2015	3/2019	848	184	662	626	66	55	—
Asia Credit Opportunities II	2/2025	12/2028	1,795	1,795	—	—	—	—	—
Asia Credit Opportunities	1/2021	5/2025	1,084	243	841	245	708	892	40
Other Alternative Credit Vehicles	Various	Various	18,363	7,797	10,607	7,188	5,608	7,069	(4)

Total Credit and Liquid Strategies			$49,455	$17,620	$31,873	$21,202	$15,748	$17,757	$300
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on December 31, 2025.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
The following table presents information regarding certain leveraged credit strategies managed by KKR from inception to
December 31, 2025. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Multi-Asset Credit Composite	Jul 2008	7.18%	6.49%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (2)	5.89%
Opportunistic Credit (3)	May 2008	10.36%	8.87%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	6.06%
Bank Loans	Apr 2011	5.89%	5.32%	S&P/LSTA Loan Index (4)	4.93%
High-Yield	Apr 2011	6.34%	5.76%	BoAML HY Master II Index (5)	5.74%
European Leveraged Loans (6)	Sep 2009	4.95%	4.43%	CS Inst West European Leveraged Loan Index (7)	4.05%
European Credit Opportunities (6)	Sept 2007	6.84%	5.61%	S&P European Leveraged Loans (All Loans) (8)	4.50%
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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to December 31, 2025. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
		($ in millions)
Opportunities Fund II	Nov 2021	$2,420	$1,523	$96	$1,851	$1,947	17.4%	13.3%	1.3
Dislocation Opportunities Fund	Aug 2019	2,967	2,689	1,997	1,411	3,408	9.1%	7.1%	1.3
Special Situations Fund II	Feb 2015	3,525	3,241	2,651	658	3,309	0.5%	(1.3)%	1.0
Special Situations Fund	Jan 2013	2,274	2,273	1,899	139	2,038	(2.3)%	(4.1)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,166	23	1,189	6.5%	2.7%	1.2
Asset-Based Finance Partners II	Mar 2024	5,571	1,151	—	1,194	1,194	N/A	N/A	N/A
Asset-Based Finance Partners	Oct 2020	2,059	1,633	341	1,681	2,022	14.4%	10.8%	1.2
Private Credit Opportunities Partners II	Dec 2015	2,245	2,057	1,090	1,137	2,227	1.9%	0.1%	1.1
Lending Partners IV	Mar 2022	1,150	977	178	1,015	1,193	16.6%	13.2%	1.2
Lending Partners III	Apr 2017	1,498	958	1,240	366	1,606	14.1%	11.5%	1.7
Lending Partners II	Jun 2014	1,336	1,179	1,261	18	1,279	2.8%	1.4%	1.1
Lending Partners	Dec 2011	460	420	458	8	466	3.3%	1.6%	1.1
Lending Partners Europe II	May 2019	837	672	766	240	1,006	16.8%	13.5%	1.5
Lending Partners Europe	Mar 2015	848	662	626	55	681	0.9%	(0.9)%	1.0
Asia Credit Opportunities II	Feb 2025	1,795	—	—	—	—	N/A	N/A	N/A
Asia Credit Opportunities	Jan 2021	1,084	841	245	892	1,137	15.3%	11.6%	1.4
Other Alternative Credit Investment Vehicles	Various	18,363	10,607	7,188	7,069	14,257	N/A	N/A	N/A
All Funds		$49,455	$31,873	$21,202	$17,757	$38,959
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
For additional information regarding impact of market conditions on the value and performance of our investments, see
"Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can, and periodically do, materially and adversely affect KKR." and "Risk Factors—Risks Related to Our Investment Activities—Future results of our investments may be different than, and may not achieve the levels of, any of our historical returns" in this report.

Segment Balance Sheet Measures
Asset Management Segment Investment Portfolio

To the extent our investments are realized at values above or below their cost in future periods, adjusted net income would be positively or negatively affected by the amount of any such gain or loss, respectively, during the period in which the realization event occurs.
Our investments in the Asset Management segment by asset class as of December 31, 2025 are as follows:

	As of December 31, 2025
Asset Management Segment Investments (1)	Cost	Fair Value	Fair Value as a % of Total Asset Management Investments
	($ in thousands)

Traditional Private Equity	$1,359,880	$3,313,869	38.4%
Growth Equity	238,152	984,220	11.4%
Private Equity Total	1,598,032	4,298,089	49.8%

Real Estate	1,427,054	1,196,271	13.9%
Infrastructure	267,116	527,916	6.1%
Energy	47,811	296,533	3.4%
Real Assets Total	1,741,981	2,020,720	23.4%

Leveraged Credit	1,155,175	1,067,980	12.4%
Alternative Credit	491,730	592,315	6.9%
Credit Total	1,646,905	1,660,295	19.3%

Other	684,723	651,073	7.5%

Total Asset Management Segment Investments	$5,671,641	$8,630,177	100.0%

(1)Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's asset management and insurance businesses, including the general partner interests of KKR's investment funds.
Investments presented are principally the assets measured at fair value that are held by KKR's asset management segment, which, among other things, does not include the underlying investments held by Global Atlantic and Marshall Wace. This table excludes investments in our Strategic Holdings and
Insurance segments, for which additional information is available  in Note 21 "Segment Reporting" in our financial statements.

Insurance Segment Investment Portfolio
As of December 31, 2025, the Insurance segment’s investment portfolio (on an unconsolidated basis, excluding the elimination of intercompany balances) consisted of the following categories of investments:

($ in thousands)	As of December 31, 2025
Fixed-maturity securities, available-for-sale	$95,672	48%
Fixed-maturity securities, trading	26,420	13%
Mortgage and other loan receivables	53,639	27%
Real assets	15,370	8%
Funds withheld receivables, at interest	2,324	1%
Other investments	6,936	3%
Total investments	$200,361
The portion of the Insurance segment’s investment portfolio consisting of floating rate assets was 27% and 25% as of
December 31, 2025, and December 31, 2024, respectively.
Credit Quality of Fixed Maturity Securities
As of December 31, 2025, 95%, and 91% of the Insurance segment’s fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2024, 95%, and 90% of fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively.
Securities where a rating by a NRSRO was not available are considered investment grade if they have a NAIC designation of
“1” or “2.”
The Securities Valuation Office of the NAIC evaluates the fixed maturity security investments of insurers for regulatory reporting and capital assessment purposes and assigns securities to one of six credit quality categories called “NAIC designations.” Using an internally developed rating is permitted by the NAIC if no rating is available. These designations are generally similar to the credit quality designations of NRSROs for marketable fixed maturity securities, except for certain structured securities as described below. NAIC designations of “1,” highest quality, and “2,” high quality, include fixed maturity securities generally considered investment grade by NRSROs. NAIC designations “3” through “6” include fixed maturity securities generally considered below investment grade by NRSROs.
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
Within the funds withheld receivable at interest portfolio, 97% of the fixed maturity securities were investment grade by
NAIC designation as of both December 31, 2025, and December 31, 2024, respectively.
Trading fixed maturity securities primarily back funds withheld payable at interest where the investment performance is ceded to reinsurers under the terms of the respective reinsurance agreements.
Unrealized Gains and Losses on Available-for-Sale Fixed Maturity Securities
The Insurance segment’s investments in available-for-sale (“AFS”) fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets.
Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.

As of December 31, 2025, and December 31, 2024, the Insurance segment had gross unrealized losses on below investment grade AFS fixed maturity securities of $313.8 million and $584.3 million based on NRSRO ratings, and $187.7 million and $245.6 million based on NAIC ratings, respectively. As of December 31, 2025, unrealized losses were not recognized in net income on these fixed maturity securities since the Insurance segments neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit Quality of Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans, and other loan receivables. As of December 31, 2025, and December 31, 2024, 27% and 30% of the total investments consisted of the
Insurance segment’s mortgage and other loan receivables, respectively.
The Insurance segment invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For the commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents approximately half of the portfolio as of both December 31, 2025, and
December 31, 2024. Office and retail properties represent approximately 21% and 20% of the portfolio as of December 31,
2025 and December 31, 2024, respectively.
The Insurance segment’s commercial mortgage loans are assigned NAIC designations, with designations “CM1” and
“CM2” considered to be investment grade. As of both December 31, 2025, and December 31, 2024, 91% of the commercial mortgage loan portfolio were rated investment grade based on NAIC designation, respectively. The payment status of over
99% of the commercial mortgage loan portfolio is current as of both December 31, 2025, and December 31, 2024, respectively.
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of December 31, 2025, and December 31, 2024, approximately 89% and 90%, respectively, of the commercial mortgage loans have a loan-to-value ratio of 70% or less, and as of December 31, 2025, and December 31, 2024,
2% and 1% have loan-to-value ratio over 90%, respectively.
Changing economic conditions and updated assumptions affect the Insurance segment’s assessment of the collectibility of commercial mortgage loans. Changing vacancies and rents are incorporated into the analysis performed to measure the allowance for credit losses. In addition, the Insurance segment continuously monitors its commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have exposure to specific geographic events or have deteriorating credit.
The Insurance segment’s residential mortgage loan portfolio primarily includes mortgage loans backed by single family rental properties, prime loans, and re-performing loans that were purchased at a discount after they were modified and returned to performing status. The Insurance segment also extends financing to counterparties in the form of repurchase agreements secured by mortgage loans, including performing and non-performing mortgage loans.
As of December 31, 2025, the payment status of 97% of the residential mortgage loan portfolio is current, and approximately $273.4 million is 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio). As of December 31, 2024, the payment status of 97% of the residential mortgage loan portfolio was current and approximately $275.1 million were 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio).
The weighted average loan-to-value ratio for residential mortgage loans was 64% and 63% as of December 31, 2025, and
December 31, 2024, respectively.
The Insurance segment’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans, and auto loans. As of December 31, 2025, 97% of the consumer loan portfolio is in current status and approximately $31.3 million is 90 days or more past due or in process of foreclosure (representing 1% of the total consumer loan portfolio).
See Note 7 “Investments” in the accompanying financial statements in this report for additional information regarding the Insurance segment’s investment portfolio.

Additional Information
To provide supplemental information to stockholders about the net assets of KKR on a segment basis, KKR’s book value was $33.1 billion as of December 31, 2025, which included cash and short-term investments of $4.8 billion. KKR's book value includes its net investment in Global Atlantic, investments in the Asset Management and Strategic Holdings segments, and the net impact of certain other assets and liabilities, including income taxes. KKR's book value excludes the net assets allocable to investors in KKR’s investment funds and other noncontrolling interest holders. From January 1, 2025 through December 31,
2025, the Asset Management segment transferred $1.1 billion of investments to the Insurance segment for which no gain or loss was recognized.

Reconciliations to GAAP Measures
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	For the Year Ended
($ in thousands)	December 31, 2025	December 31, 2024

Net Income (Loss) - KKR Common Stockholders (GAAP)	$2,251,867	$3,076,245
Preferred Stock Dividends	118,596	—
Net Income (Loss) Attributable to Noncontrolling Interests	3,774,949	1,829,792
Income Tax Expense (Benefit)	953,748	954,396
Income (Loss) Before Tax (GAAP)	$7,099,160	$5,860,433
Impact of Consolidation and Other	(4,020,179)	(1,268,787)
Preferred Stock Dividends	(118,596)	—
Income Taxes on Adjusted Earnings	(1,108,064)	(988,797)
Asset Management Adjustments:
Unrealized (Gains) Losses	560,892	(673,790)
Unrealized Carried Interest	(2,140,747)	(1,943,200)
Unrealized Carried Interest Compensation	1,566,828	1,505,558
Transaction-related and Non-operating Items(1)	96,289	122,009
Equity-based Compensation	268,067	279,418
Equity-based Compensation - Performance based	348,848	332,226
Amortization of Acquired Intangibles	1,787	—
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(746,252)	(958,418)
Insurance Adjustments:
(Gains) Losses from Investments	2,088,687	1,465,348
Non-Operating Changes from Policy Liabilities and Derivatives	319,471	296,917
Transaction-Related and Non-Operating Items(1)	42,350	20,615
Equity-Based Compensation	100,135	134,799
Amortization of Acquired Intangibles	18,796	17,935
Adjusted Net Income	$4,377,472	$4,202,266
Interest Expense, Net	257,725	302,381
Preferred Stock Dividends	132,073	—
Net Income Attributable to Noncontrolling Interests	15,002	16,060
Income Taxes on Adjusted Earnings	1,108,064	988,797
Total Segment Earnings	$5,890,336	$5,509,504
Net Realized Performance Income	(491,736)	(608,788)
Net Realized Investment Income	(412,796)	(542,163)
Total Operating Earnings	$4,985,804	$4,358,553
Total Investing Earnings	904,532	1,150,951
Depreciation and Amortization	67,854	50,011
Adjusted EBITDA	$5,958,190	$5,559,515
(1)For the year ended December 31, 2025, Transaction-related and Other Non-operating items includes (i) $99 million related to transaction-related costs and other corporate actions, and (ii) $39 million of costs associated with certain integration, restructuring, and other non-operating expenses across our
Asset Management and Insurance businesses.

KKR & Co. Inc. Stockholders' Equity - Common Stock

As of
($ in thousands)	December 31, 2025

KKR & Co. Inc. Stockholders' Equity – Common Stock (GAAP)	$28,359,157
Impact of Consolidation and Other	356,408
Exchangeable Securities	335,842
Accumulated Other Comprehensive Income (Loss) (AOCI) and Other (Insurance)	4,098,704
Accumulated Unrealized (Gains) Losses on Loans carried at Fair Value (Insurance)	(99,591)
KKR Book Value(1)	$33,050,520
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
Inc. common stock as of December 31, 2025, our Book Value would have increased by $2.5 billion and our common stock outstanding would have increased by 20.8 million shares.
Cash and Cash Equivalents - Asset Management and Strategic Holdings

As of
($ in thousands)	December 31, 2025

Cash and Cash Equivalents – Asset Management and Strategic Holdings (GAAP)	$9,380,874
Impact of Consolidation and Other	(4,818,513)
Short-term Investments	227,292
Cash and Short-term Investments	$4,789,653
Investments - Asset Management and Strategic Holdings

As of
($ in thousands)	December 31, 2025

Investments – Asset Management and Strategic Holdings (GAAP)	$127,948,305
Impact of Consolidation and Other	(119,090,836)
Short-term Investments	(227,292)
Investments – Asset Management Segment	$8,630,177

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
See "Risk Factors" and "—Business Environment" in this report for more information on factors that may impact our business, financial performance, operating results, and valuations.
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

As of December 31, 2025, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (i) return of capital equal to the netting hole for those investments where fair value is below cost or (ii) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. As of December 31, 2025, netting holes in excess of $50 million existed at North America Fund XI in the amount of $417 million. The remaining unrealized gains accrued at this fund as of December 31, 2025 is in excess of its netting hole. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.
If the investment fund has distributed carried interest but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Current and former employees who received distributions of carried interest subject to clawback would be required to return the amount of such distributions to KKR. However, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of December 31, 2025, approximately $150 million of previously distributed carried interest, in aggregate, was subject to a clawback obligation, assuming that all applicable carry-paying investment funds were liquidated at their reported fair values as of December 31, 2025. As of
December 31, 2025, there are no investment funds subject to a clawback obligation in excess of $50 million that has not already reduced net realized performance income. See Note 24 "Commitments and Contingencies—Contingent Repayment
Guarantees" in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried Interest column in the table included in this Item 7 in “Fund Performance Metrics” for further information on clawback obligations.
Liquidity Needs
We expect that our primary liquidity needs will consist of cash required to meet various obligations, including, without limitation, to:
•continue to support and grow our asset management business, including seeding new investment strategies, supporting capital commitments made by our investment vehicles to existing and future funds, co-investments and otherwise supporting the investment vehicles that we sponsor, and acquiring other assets, businesses, and investments for our businesses;
•continue to support and grow our insurance business;
•continue to support and grow our strategic holdings business, including through the acquisition of new operating companies;
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
• funding requirements to levered investment vehicles or structured transactions;

•service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption;
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
•satisfy regulatory requirements for our capital markets business, risk retention requirements for CLOs (to the extent they may apply), or to address capital needs of unregulated and regulated subsidiaries, including capital and collateral requirements, as applicable, for our insurance and broker-dealer subsidiaries; and
•repurchase shares of our common stock or retire equity awards pursuant to the share repurchase program or repurchase or redeem other securities issued by us (for a discussion of KKR's share repurchase program, see
Note 22 "Equity" in our financial statements).
Capital Commitments
The agreements governing our active investment funds generally require the general partners of the funds to make minimum capital commitments to such funds, which generally range from 2% to 8% of a fund's total capital commitments at final closing, but may be greater for certain funds (i) where we are pursuing newer strategies, (ii) where third party investor demand is limited, and (iii) where a larger commitment is consistent with the asset allocation strategy.

As of December 31, 2025, KKR had unfunded commitments consisting of $10.5 billion to its investment funds and other investment vehicles across Private Equity, Real Assets, and Credit and Liquid Strategies business lines. These unfunded commitments include $2.7 billion of uncalled capital commitments to certain investment vehicles in connection with investments in the core private equity strategy. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and investment vehicles,
KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of December 31, 2025, these capital markets commitments amounted to $1.0 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. From time to time, we fund these various capital markets commitments noted above in our capital markets business by drawing all or substantially all of our availability for borrowings under our available credit facilities available for our Capital
Markets business line. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. Additionally, KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of December 31, 2025 have been reduced to reflect the amount expected to be funded by such third parties. As of December 31, 2025, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $5.0 billion. For more information about our Capital
Markets business line's risks, see "Risk Factors—Risks Related to Our Business—Our capital markets activities expose us to material risks" in this report.

Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings equity completed prior to such date. As of December 31, 2025, an undiscounted payable of $359.3 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings equity that took place prior to the termination of the tax receivable agreement. As of December 31, 2025, $129.4 million of cumulative cash payments have been made under the tax receivable agreement since inception.
Dividends and Stock Repurchases
A dividend of $0.185 per share of our common stock has been declared and will be paid on March 3, 2026 to holders of record of our common stock as of the close of business on February 17, 2026.
A dividend of $0.78125 per share of Series D Mandatory Convertible Preferred Stock has been declared and set aside for payment on March 1, 2026 to holders of record of Series D Mandatory Convertible Preferred Stock as of the close of business on February 15, 2026.
When KKR & Co. Inc. receives distributions from KKR Group Partnership, holders of exchangeable securities receive their pro rata share of such distributions from KKR Group Partnership.
The declaration and payment of dividends to our common or preferred stockholders will be at the sole discretion of our
Board of Directors, and our dividend policy may be changed at any time. We announced on February 5, 2026 that our current dividend policy will be to pay dividends to holders of our common stock in an annual aggregate amount of $0.78 per share (or a quarterly dividend of $0.195 per share) beginning with the dividend announced with the results for the three months ended
March 31, 2026. The declaration of dividends is subject to the discretion of our Board of Directors based on a number of factors, including KKR’s future financial performance and other considerations that the Board of Directors deems relevant, and compliance with the terms of KKR & Co. Inc.'s certificate of incorporation and applicable law. For U.S. federal income tax purposes, any dividends we pay (including dividends on our preferred stock) generally will be treated as qualified dividend income for U.S. individual stockholders to the extent paid out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. There can be no assurance that future dividends will be made as intended or at all or that any particular dividend policy for our common stock or our preferred stock will be maintained. Furthermore, the declaration and payment of distributions by KKR Group Partnership and our other subsidiaries may also be subject to legal, contractual and regulatory restrictions, including restrictions contained in our debt agreements.
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
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we (including Global Atlantic) and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. Contractual arrangements include (i) commitments to fund the purchase of investments or other assets (including obligations to fund capital commitments as the general partner of our investment funds) or to fund collateral for derivative transactions or otherwise, (ii) obligations arising under our senior notes, subordinated notes, and other indebtedness, (iii) commitments by our capital markets business to underwrite transactions or to lend capital, (iv) obligations arising under insurance policies written, (v) other contractual obligations, including servicing agreements with third-party administrators for insurance policy administration, and (vi) commitments to fund the business, operations or investments of our subsidiaries.  In addition, we may incur contingent liabilities for claims that may be made against us in the future.  For more information about these contingent liabilities, please see Note 24 "Commitments and
Contingencies" in our financial statements.
The following table sets forth information relating to anticipated future cash payments as of December 31, 2025 excluding consolidated funds and CFEs with a reconciliation of such amounts to anticipated future cash payments by us
(including Global Atlantic) and our consolidated funds and CFEs.

	Payments due by Period
Types of Contractual Obligations	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	($ in millions)
Asset Management
Uncalled commitments to investment funds (1)	$10,482.2	$—	$—	$—	$10,482.2
Debt payment obligations (2)	—	517.5	1,840.9	7,012.6	9,371.0
Interest obligations on debt payment obligations (3)	440.6	729.8	655.9	5,235.1	7,061.4
Underwriting commitments (4)	824.7	—	—	—	824.7
Lending commitments (5)	216.7	—	—	—	216.7
Purchase commitments (6)	237.4	—	—	—	237.4
Lease obligations	82.5	154.5	142.5	587.9	967.4
Insurance (7)(8)
Debt payment obligations (9)	—	—	500.0	3,274.0	3,774.0
Interest obligations on debt payment obligations (10)	233.0	479.0	454.0	3,621.0	4,787.0
Purchase and lease commitments (11)	44.6	60.0	44.2	329.4	478.2
Total Contractual Obligations of KKR	$12,561.7	$1,940.8	$3,637.5	$20,060.0	$38,200.0
(+) Uncalled commitments of consolidated funds (12)	16,308.4	—	—	—	16,308.4
(+) Debt payment obligations of consolidated funds, CFEs and Other (13)	798.9	2,912.7	1,075.1	35,326.0	40,112.7
(+) Corporate real estate borrowings (14)	—	500.0	—	—	500.0
(+) Interest obligations of consolidated funds, CFEs and Other (15)	2,432.2	3,749.2	3,445.9	9,086.8	18,714.1
(+) Debt and Interest Payment Obligations of Consolidated Special Purpose Vehicles - Insurance	—	197.0	—	—	197.0
Total Consolidated Contractual Obligations	$32,101.2	$9,299.7	$8,158.5	$64,472.8	$114,032.2
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
(3)These interest obligations on debt represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding as of December 31, 2025 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of
December 31, 2025, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.
(4)Represents various commitments in our capital markets business in connection with the underwriting of loans, securities and other financial instruments.
These commitments are shown net of amounts syndicated.
(5)Represents obligations in our capital markets business to lend under various revolving credit facilities.
(6)Represents commitments of KKR's asset management business line to fund the purchase of various investments.
(7)Global Atlantic has other obligations related to collateral payable held for derivative instruments ($511.5 million) and outstanding commitments to make investments in commercial mortgage loans, other lending facilities and other investments ($7.3 billion) which have not been included in the above table as the exact timing of these payments cannot be estimated. Global Atlantic's debt obligations are non-recourse to KKR beyond the assets of Global
Atlantic.
(8)Global Atlantic also has obligations to meet future obligations for policy liabilities. These obligations are subject to variability in amount and timing and as such include significant assumptions related to the receipt of future premiums, mortality, lapse, renewal, withdrawal, and annuitization activity comparable with actual experience. These assumptions also include market growth and policy crediting. Estimated cash flows for these obligations with an expected maturity within the next year, within the next 5 years, and for all years were $21.2 billion, $109.6 billion, and $254.5 billion, respectively, gross of reinsurance offsets. Due to the significance of the assumptions used, these amounts may differ materially from actual results.
(9)The payments due by period for debt obligations reflect the contractual maturities of principal.
(10)Reflects estimated future interest payments. Future interest on variable rate debt (which includes borrowing under Global Atlantic's revolving credit facility and the subordinated debentures) was computed using prevailing rates as of December 31, 2025 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations.
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

(13)Amounts include (i) financing arrangements entered into by our consolidated funds with the objective of providing liquidity to the funds of $6.6 billion,
(ii) debt securities issued by our consolidated CLOs of $30.2 billion and (iii) borrowings collateralized by fund investments, fund co-investments and other assets held by levered investment vehicles of $3.3 billion. Debt securities issued by consolidated CLO entities are supported solely by the investments held at the CLO vehicles and are not collateralized by assets of any other KKR entity. Borrowings by levered investment vehicles are supported solely by the investments held at the investment vehicles and are not collateralized by assets of any other KKR entity. Obligations under financing arrangements entered into by our consolidated funds are generally limited to our pro rata equity interest in such funds. Our management companies bear no obligations to repay any financing arrangements at our consolidated funds.
(14)Represents a debt obligation in connection with the ownership of KKR office space.
(15)The interest obligations on debt of our CFEs and other borrowings represent estimated interest to be paid over the term of the related debt obligation, which has been calculated assuming the debt outstanding as of December 31, 2025 is not repaid until its maturity. Future interest rates are assumed to be those in effect as of December 31, 2025, including both variable and fixed rates, as applicable, provided for by the relevant debt agreements. The amounts presented above include accrued interest on outstanding indebtedness.
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

Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with GAAP requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, the recognition and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, investment income (loss)
and income taxes during the reporting periods. Such estimates include but are not limited to (i) the valuation of investments and financial instruments, (ii) the determination of the income tax provision, (iii) the impairment of goodwill and intangible assets, (iv) the impairment of available-for-sale investments, (v) the valuation of insurance policy liabilities, including market risk benefits, (vi) the valuation of embedded derivatives in policy liabilities and funds withheld, and (vii) the determination of the allowance for loan losses. Our management bases these estimates and judgments on available information, historical experience and other assumptions that we believe are reasonable under the circumstances. However, these estimates, judgments and assumptions are often subjective and may be impacted negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from those estimated, judged or assumed, revisions are included in the financial statements in the period in which the actual amounts become known. We believe our critical accounting policies could potentially produce materially different results if we were to change underlying estimates, judgments or assumptions.
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
In the ordinary course of business, KKR’s Asset Management, Strategic Holdings, and Insurance businesses enter into transactions with each other, which may include transactions pursuant to their investment management agreements and financing arrangements. The borrowings from these financing arrangements are non-recourse to KKR beyond the assets pledged to support such borrowings. All the investment management and financing arrangements amongst KKR’s Asset
Management, Strategic Holdings, and Insurance businesses are eliminated in consolidation.
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
As part of its consolidation procedures, KKR evaluates: (i) whether it holds a variable interest in an entity, (ii) whether the entity is a VIE, and (iii) whether the KKR’s involvement would make it the primary beneficiary. The determination that KKR holds a controlling financial interest in an investment vehicle significantly changes the presentation of our consolidated financial statements.
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
•Determining whether a legal entity qualifies as a VIE - For those entities where KKR holds a variable interest, management determines whether each of these entities qualifies as a VIE and, if so, whether or not KKR is the primary beneficiary. The assessment of whether the entity is a VIE is generally performed qualitatively, which requires judgment. These judgments include: (i) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the economic performance of the entity, (iii) determining whether two or more parties’ equity interests should be aggregated, and (iv) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity. Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities. Under the voting interest entity model, KKR consolidates those entities it controls through a majority voting interest.
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
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. For further information about our fair value measurements accounting policies, please see “Note 2—Summary of Significant Accounting Policies—Fair Value
Measurements.”
Level III Valuation Methodologies
Our investments and financial instruments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the carried interest and investment income we realize.
There is inherent uncertainty involved in the valuation of Level III investments, and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. See "Risk Factors" and "—Business Environment" in this report for more information on factors that may impact our business, financial performance, operating results, and valuations.

Key unobservable inputs that have a significant impact on our Level III valuations as described above are included in Note
9 "Fair Value Measurements" in our financial statements.
Across the total Level III private equity investment portfolio (including core private equity investments) held directly and through both consolidated and unconsolidated investment vehicles in our Asset Management segment, the overall weights ascribed to a market comparables valuation methodology, the discounted cash flow valuation methodology, and a valuation methodology based on pending sales for this portfolio of Level III private equity investments (including core private equity investments) were 38%, 55%, and 7%, respectively, as of December 31, 2025.
Across the total Level III real assets investment portfolio held directly and through both consolidated and unconsolidated investment vehicles in our Asset Management segment, the overall weights ascribed to a market comparables valuation methodology, the discounted cash flow valuation methodology, the direct income capitalization valuation methodology, and a valuation methodology based on pending sales for this portfolio of Level III real assets investments were 3%, 91%, 2%, and
4%,  respectively, as of December 31, 2025.
Level III Valuation Process
The valuation process involved for Level III measurements for our financial statements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies, and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are generally reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is engaged by KKR to assist with the valuations of most investments classified as
Level III. As of December 31, 2025, less than 5% of the total value of  Level III investments in aggregate across all of our segments were not valued with the engagement of an independent valuation firm.
For Level III investments, KKR has a Global Valuation Committee that is responsible for coordinating and implementing the firm's valuation processes to ensure consistency in the application of valuation principles across portfolio investments and between reporting periods. The Global Valuation Committee is assisted by the asset class-specific valuation committees, which are responsible for the review and approval of all preliminary Level III valuations in their respective asset classes at least on a quarterly basis. The members of these valuation committees are comprised of investment professionals and professionals from business operations functions such as legal, compliance, and finance, who are not primarily responsible for the management of the investments. All Level III valuations for investments are also subject to approval by the Global
Valuation Committee, which is comprised of senior employees including investment professionals and professionals from business operations functions, and includes KKR's Chief Financial Officer, Chief Legal Officer and General Counsel, and Chief
Compliance Officer. Once Level III valuations are approved by the Global Valuation Committee, a presentation of such valuations is provided to the Audit Committee and then to the Board of Directors of KKR & Co. Inc.  Level III valuations for our insurance segment’s investments are approved by the Global Atlantic Valuation Committee prior to being presented to the
Global Valuation Committee.
As described above, Level III investments were valued using internal models with significant unobservable inputs, and our determinations of the fair values of these investments may differ materially from the values that would have resulted if readily observable inputs had existed. Additional external factors may cause those values, and the values of investments for which readily observable inputs exist, to increase or decrease over time, which may create volatility in our earnings and the amounts of assets and stockholders' equity that we report from time to time.

Changes in the fair value of investments impacts the amount of carried interest that is recognized as well as the amount of investment income that is recognized for investments across our business segments and through our consolidated funds as described below. We estimate that an immediate 10% decrease  in the fair value of investments held directly and through consolidated investment funds generally would result in a commensurate change in the amount of net gains (losses) from investment activities for investments held directly and through investment funds and a more significant impact to the amount of carried interest recognized, regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. With respect to consolidated investment funds, the impact that the consequential decrease in investment income would have on net income attributable to KKR would generally be significantly less than the amount described above, given that a majority of the change in fair value of our consolidated funds would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our ownership in the consolidated investment funds and investment vehicles.
As of December 31, 2025, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments on a GAAP basis.
As of December 31, 2025, there were no investments across business segments which represented greater than 5% of total investments on a GAAP basis. Our investment income on a GAAP and segment basis can be impacted by volatility in the public markets. See "Risk Factors" and "—Business Environment" in this report for a discussion of factors that may impact the valuations of our investments, financial results, operating results, and valuations, and "—Segment Balance Sheet Measures"
for additional information regarding our largest holdings on a segment basis.
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
Income Taxes
Significant judgment is required in estimating the provision for (benefit from) income taxes, current and deferred tax balances (including valuation allowance), accrued interest or penalties, and uncertain tax positions. In evaluating these judgments, we consider, among other items, projections of taxable income (including the character of such income), beginning with historic results and incorporating assumptions of the amount of future pre-tax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that
KKR uses to manage its business. Revisions in estimates or actual costs of a tax assessment may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any. Please see Note 18 "Income Taxes" in our financial statements in this report for further details.

Critical Accounting Policies and Estimates – Asset Management and Strategic Holdings
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
Discretionary Cash Bonus
To supplement base cash compensation, benefits, carry pool allocations, and equity-based compensation, we typically pay discretionary cash bonuses, which are included in Compensation and Benefits expense in the consolidated statements of operations, based principally on the level of (i) management fees and other fee related revenues (including incentive fees), (ii)
realized performance income, which includes realized carried interest, and (iii) realized investment income earned during the year. The amounts paid as discretionary cash bonuses, if any, are at our sole discretion and vary from individual to individual and from period to period, including having no cash bonus. We accrue discretionary cash bonuses when payment becomes probable and reasonably estimable which is generally in the period when we make the decision to pay discretionary cash bonuses and is based upon a number of factors, including the recognition of asset management segment revenues, and other factors determined during the year.

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
Effective January 2, 2024, KKR applies a carry pool percentage of up to 80% for all funds, which is a carry pool percentage in excess of the carry pool percentages previously fixed by investment fund as discussed further below, which depended on the fund’s vintage. This increase to the carry pool percentage was approved by a majority of KKR's independent directors, and the carry pool percentage may not be increased above 80% without the further approval of a majority of KKR's independent directors. For funds that closed after December 31, 2023, the carry pool percentage is fixed at 80%. For funds that closed prior to December 31, 2023, the carry pool percentage is calculated at a fixed percentage of 40%, 43%, or 65% (depending on the fund’s vintage) for carried interest realized up to a high water mark, which was established based on the unrealized carried interest balance that existed on January 2, 2024, plus an additional percentage amount up to 80% based on a formulaic allocation, only if the unrealized carried interest balance at any period end exceeds the high water mark. This imposes a limitation of the carry pool allocation for such funds based on the amount of cumulative unrealized carried interest income earned subsequent to December 31, 2023.
For funds that closed before December 31, 2023, if the cumulative carried interest subsequent to December 31, 2023 is not sufficient to fund this formulaic allocation, the allocation of earnings reverts to the carry pool percentage in effect before this modification. As such, upon modification of the carry pool percentage effective on January 2, 2024, the cumulative unrealized carried interest was not sufficient to fund the additional formulaic allocation percentage in excess of the pre-
existing 40%, 43%, and 65% carry pool percentages, and therefore no incremental expense was recognized as of such date.
The carry pool percentage applicable for all funds that closed prior to December 31, 2023 will not be less than their applicable carry pool percentages of 40%, 43%, or 65% prior to December 31, 2023 (for funds that closed after December 31, 2020 but before December 31, 2023, the carry pool percentage was fixed at 65%; for funds that closed after June 30, 2017 but before
December 31, 2020, the carry pool percentage was fixed at 43%; and the carry pool percentage was fixed at 40% for older funds that contributed to KKR's carry pool), and will not be more than 80%. The intent of this modification is that for all funds that closed prior to January 2, 2024, upon the final liquidation of each fund, realized carried interest distributed will equal the historical fund carry pool allocations up to the high water mark and only distributions of realized carried interest in excess of the high water mark will be distributed at 80 percent if and only if the unrealized carried interest balance at any period end exceeds the high water mark. Under no circumstance would a distribution of carried interest exceed 80% of the total allocable carried interest at any time.
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
Equity-based Compensation
In addition to the cash-based compensation and carry pool allocations as described above, employees receive equity awards under our Equity Incentive Plan, most of which are subject to service-based vesting typically over a three to five-year period from the date of grant, and some of which are also subject to the achievement of market-based conditions. Certain of these awards are subject to post-vesting transfer restrictions and minimum retained ownership requirements.
Compensation expense relating to the issuance of equity-based awards is measured at fair value on the grant date. In determining the aggregate fair value of any award grants, we make judgments as to the grant-date fair value, particularly for certain equity awards with a vesting condition based upon market conditions, whose grant date fair values are based on a probability distributed Monte-Carlo simulation. See Note 19 "Equity-Based Compensation,” in our financial statements included in this report for further discussion and activity of these awards.
Investment Income (Loss) – Net Gains (Losses) from Investment Activities
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
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the policyholder from other-than-
nominal capital market risk and expose Global Atlantic to other-than-nominal capital market risk. Market risk benefits include certain contract features on fixed annuity and variable annuity products, including minimum guarantees to policyholders, such as guaranteed minimum death benefits ("GMDBs"), guaranteed minimum withdrawal benefits ("GMWBs"), and long-
term care benefits (which are capped at the return of account value plus one or two times the account value).
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

As of December 31, 2025, the net market risk liability balance totaled $1.3 billion. As of December 31, 2025, the liability balances for market risk benefits were $1.1 billion for fixed-indexed annuities and $197.5 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of December 31, 2025
($ in thousands)	Fixed-Indexed Annuity	Other
Balance	$1,140,823	$197,486
Hypothetical Change:
+50 bps Interest Rates	(154,530)	(36,107)
-50 bps Interest Rates	171,718	40,289
+50 bps Instrument-specific Credit Risk	(155,371)	(18,636)
-50 bps Instrument-specific Credit Risk	172,026	20,306
+10% Equity Market Prices	(68,795)	(40,472)
-10% Equity Market Prices	54,092	45,487
95% of Expected Mortality	63,415	3,848
105% of Expected Mortality	(59,630)	(3,315)
90% of Expected Surrenders	31,479	1,368
110% of Expected Surrenders	(29,997)	(1,347)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy Liabilities Accounted for Under a Fair Value Option
Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $258.8 million as of December 31, 2025. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios.
Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of December 31, 2025, variable annuities accounted for using the fair value option totaled $258.8 million. The increase
(decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of December 31, 2025
($ in thousands)	Variable Annuities
Balance	$258,805
Hypothetical Change:
+50 bps Interest Rates	(17,208)
-50 bps Interest Rates	18,620
+50 bps Instrument-specific Credit Risk	(10,391)
-50 bps Instrument-specific Credit Risk	10,753
+10% Equity Market Prices	(13,142)
-10% Equity Market Prices	15,683
95% of Expected Mortality	(4,736)
105% of Expected Mortality	4,528
90% of Expected Surrenders	65
110% of Expected Surrenders	(94)
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
As of December 31, 2025, the liability for future policy benefits totaled $14.3 billion, net of reinsurance, split between
$12.4 billion associated with payout annuity products, and $1.9 billion of life and other insurance products (including assumed long-term care insurance where Global Atlantic retroceded mortality and morbidity risks to a third-party reinsurer). The increase (decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of December 31, 2025
($ in thousands)	Payout Annuities	Other
Balance	$12,403,341	$1,866,615
Hypothetical Change:
+50 bps Interest Rates	(218,356)	(435,230)
-50 bps Interest Rates	234,370	469,003
+50 bps Credit Spreads	(166,860)	(317,644)
-50 bps Credit Spreads	172,941	330,598
95% of Expected Mortality(1)	77,428	45,734
105% of Expected Mortality(1)	(73,528)	(43,528)
90% of Expected Surrenders/Lapses	—	(9,715)
110% of Expected Surrenders/Lapses	—	8,744
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
The additional reserves related to interest-sensitive life products with secondary guarantees are calculated using methods similar to those described above under “—Critical Accounting Policies and Estimates – Insurance—Policy Liabilities—
Market Risk Benefits.” The costs related to these secondary guarantees are recognized over the life of the contracts through the accrual and subsequent release of a reserve which is revalued each period. The reserve is calculated based on assessments, over a range of economic scenarios to incorporate the variability in the obligation that may occur under different environments. The change in the reserve is included in policy benefits and claims in the consolidated statements of operations.
As of December 31, 2025, the additional liability balance of primarily interest-sensitive life totaled $6.2 billion, net of reinsurance. The increase (decrease) to the additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below.
This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of December 31, 2025
($ in thousands)	Interest-Sensitive Life
Balance	$6,168,750
Hypothetical Change:
+50 bps Interest Rates	1,690
-50 bps Interest Rates	(1,689)
+10% Equity Market Prices	(1,365)
-10% Equity Market Prices	1,211
1% Lower Annual Equity Growth	6,942
95% of Expected Mortality	(51,329)
105% of Expected Mortality	50,561
90% of Expected Surrenders	22,909
110% of Expected Surrenders	(22,410)
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
As of December 31, 2025, the embedded derivative liability balance totaled $7.4 billion for fixed-indexed annuities, and
$485.0 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of December 31, 2025
($ in thousands)	Fixed-Indexed Annuities	Interest Sensitive Life
Balance	$7,355,480	$485,025
Hypothetical Change:
+50 bps Interest Rates	(114,795)	(4,764)
-50 bps Interest Rates	120,381	4,962
+50 bps Credit Spreads	(147,200)	(4,764)
-50 bps Credit Spreads	152,548	4,962
+10% Equity Market Prices	699,869	27,081
-10% Equity Market Prices	(751,468)	(61,947)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
As of December 31, 2025, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $2.4 billion net asset ($78.9 million in funds withheld receivables at interest, and $(2.3) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of December 31, 2025
($ in thousands)	Embedded Derivative on Funds Withheld Receivable	Embedded Derivative on Funds Withheld Payable
Balance	$78,858	$(2,275,854)
Hypothetical Change:
+50 bps Interest Rates	(3,602)	(1,327,612)
-50 bps Interest Rates	8,729	1,403,934
+50 bps Investment Credit Spreads	(43,570)	(1,377,343)
-50 bps Investment Credit Spreads	43,570	1,453,665
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risks for KKR's asset management and strategic holdings businesses, on a GAAP basis, primarily relates to movements in one or more of the fair value of investments, including the effect that those movements have on our management fees, carried interest, and net gains from investment activities. Our exposure to market risks in our insurance segment, on a GAAP basis, primarily relates to the impact of movements in such market risks on our insurance segment’s assets, liabilities, and hedge program.
The fair value of investments may fluctuate in response to changes in the values of investments, foreign currency exchange rates, and interest rates. Additionally, interest rate movements can adversely impact the amount of interest income we receive on credit instruments bearing variable rates and could also impact the amount of interest that we pay on debt obligations bearing variable rates. KKR has material exposure to market volatility in interest rates, credit spreads, and equity prices through its insurance liabilities, many of which are structured to have exposure to market level changes, its investment portfolio, and its hedge program. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate for purposes of evaluating the significant market risk exposures for
KKR's businesses and the impact they could have on our consolidated GAAP financial results. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.
The Board of Directors is responsible for oversight and the overall governance of KKR. Our Board of Directors has five standing committees: an Audit Committee, a Risk Committee, a Conflicts Committee, a Nominating and Corporate
Governance Committee, and an Executive Committee, and they are aided by various management-level committees designed to manage enterprise risks. For further information about KKR & Co. Inc.'s Board of Directors or its committees, see “Part III—
Item 10. Directors, Executive Officers, and Corporate Governance—Board Committees.”
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
Management of Market Risk
KKR has a Balance Sheet Committee consisting of senior employees, including our Co-Executive Chairmen, our Co-Chief
Executive Officers, and the Chief Financial Officer, which meets periodically to review the financial activities of KKR. Members of the Balance Sheet Committee oversee and manage KKR's balance sheet assets and liabilities, including capital structure, capital allocation, and liquidity.  In addition, certain members of the Balance Sheet Committee through a firmwide risk committee oversee and manage KKR’s market risks and liabilities, including investment-related liabilities, hedging activities, and insurance risks.
Certain securities transactions by our capital markets business are subject to risk tolerance limits, regulatory capital requirements, and the review and approval of one or more committees in compliance with rules applicable to broker-dealers pursuant to the Exchange Act. When our capital is committed to capital markets transactions after diligence is conducted, such transactions are subject to the review and approval of a capital markets underwriting committee. These transactions are also subject to risk tolerance limits. The risk tolerance limits establish the level of investment we may make in a single company or type of transaction, for example, and are designed to avoid undue concentration and risk exposure. Regulatory capital requirements also place limits on the size of securities underwritings the capital markets business can conduct based on quantitative measure of assets, liabilities, and certain off-balance-sheet items. Aggregate balance sheet risk and capital deployed for transactions are monitored on an ongoing basis by or on behalf of members of the Balance Sheet Committee.
With respect to the funds and other investment vehicles through which we make investments for our fund investors, KKR manages investment risks by subjecting transactions to the review and approval of an applicable investment committee or portfolio manager; a portfolio management committee (or other designated senior employees) then regularly monitors these investments. Before making an investment, investment professionals endeavor to identify risks in due diligence, evaluating, among other things, business, financial, legal and regulatory issues, financial data, and other information relevant to a particular investment. An investment team presents the investment and its identified risks to an investment committee or a portfolio manager, which must approve each investment before it may be made. If an investment is made, a portfolio management committee (or other designated senior employees) is responsible for working with our investment professionals to monitor the investment on an ongoing basis.

We also manage market risks that relate to our insurance business through a board of directors and management team specifically focused on Global Atlantic.  For more information, see "Management of Insurance Business" below.
Management of General Business Risk
KKR has a Risk and Operations Committee comprised of senior employees from across our asset management and insurance businesses and operating functions, and it includes our Chief Financial Officer, Chief Legal Officer and General
Counsel, Chief Compliance Officer, and other senior employees. The Risk and Operations Committee provides oversight and management of KKR’s significant operating and business risks. This committee is aided by various other committees focused on the oversight of risks to our business, including a Global Conflicts and Compliance Committee.
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
Management of Insurance Business
The oversight and governance of our insurance business is aided by a board of directors at TGAFG, which is the holding company for our insurance business. The TGAFG board includes among its members one of our Co-Chief Executive Officers and our Chief Financial Officer. To assist with its oversight of Global Atlantic, the TGAFG board of directors has established various committees, including audit, risk, and special transaction review. The TGAFG Risk Committee has adopted risk appetite principles as part of its enterprise risk management program, including endeavoring to protect policyholders by seeking to maintain adequate capital and liquidity resources to honor our obligations to policyholders under situations reflecting stress scenarios calibrated to the worst modern economic cycles. Global Atlantic's management-level committees also evaluate and oversee certain risks affecting our insurance business, including Global Atlantic’s Financial Risk Committee,
Firmwide Executive Review Committee and Insurance Operating Committees, each of which consists of senior employees from across our insurance and asset management businesses.
For a discussion of Global Atlantic's hedge program, see "—Insurance Segment Market Risks—Hedge Program" below.
Asset Management and Strategic Holdings Segment Market Risks
The following is a discussion of the significant market risk exposures for KKR's asset management and strategic holdings businesses and the impact they could have on our consolidated GAAP financial results.
Hedge Program
To manage market risk, KKR maintains hedging programs that seek to mitigate economic impacts primarily from movements in foreign exchange rates, interest rates, and other market variables. These hedging activities are conducted at both the fund level and the KKR balance sheet level and vary based on the nature of the underlying exposure and investment strategy.
With respect to foreign exchange risk, KKR is exposed to currency fluctuations primarily through non-U.S. dollar investments held by our funds and balance sheet, as well as through foreign currency share classes offered by certain funds.
KKR generally seeks to hedge a portion of these foreign exchange exposures through currency forwards and options. Such hedges are typically designed to reduce the volatility associated with changes in foreign exchange rates rather than to eliminate all currency risk and may be implemented on a static or rolling basis depending on the underlying exposure.
With respect to interest rate risk, KKR is exposed primarily through portfolio company financing arrangements. At the portfolio company level, interest rate hedging is generally intended to reduce variability in cash flows associated with floating-
rate indebtedness.

KKR is also exposed to credit and equity market risk, primarily in connection with capital markets warehousing and syndication activities. In these contexts, KKR may enter into hedges designed to limit short-term market risks to the economic value of such exposures, including the use of credit and equity derivatives.
From time to time, KKR also enters into hedges designed to limit the volatility associated with changes in the value of its balance sheet investments or earnings as a result of broader market movements, including changes in interest rates, credit spreads, or equity markets, while taking into consideration holistic economic impacts.
KKR’s hedge programs are not designed to, and may not be effective in, offsetting all impacts to net income, assets under management, or economic values. Movements in market variables that are not explicitly hedged, as well as basis risk, counterparty risk, liquidity constraints, and imperfect correlation between hedges and underlying exposures, may result in volatility in KKR’s results. See “Risk Factors—Risks Related to Our Business—The failure to manage our financial and enterprise risks could materially and adversely affect our financial condition and results of operation.”
Sensitivities
Changes in Fair Value
The majority of our investments as of December 31, 2025, are reported at fair value. Net changes in the fair value of investments impact the net gains (losses) from investment activities in our consolidated statements of operations. Based on investments held as of December 31, 2025, we estimate that an immediate 10% decrease in the fair value of investments generally would result in a commensurate change in the amount of net gains (losses) from investment activities (except that carried interest would likely be more significantly impacted), regardless of whether the investment was valued using observable market prices or management estimates with significant unobservable pricing inputs. The impact that the consequential decrease in investment income would have on net income attributable to KKR & Co. Inc. would generally be significantly less than the amount described above, given that a significant portion of the change in fair value would be attributable to noncontrolling interests and therefore we are only impacted to the extent of our carried interest and our balance sheet investments and to a lesser extent our management fees. Because of this, the quantitative information that follows represents the impact that a reduction to each of the income streams shown below would have on net income attributable to KKR & Co. Inc. before income taxes. The actual impact to individual line items within the consolidated statements of operations would differ from the amounts shown below as a result of (i) the elimination of management fees and carried interest as a result of the consolidation of certain investment funds and CFEs and (ii) the gross-up of net gains
(losses) from investment activities, in each case as a result of the consolidation of certain investment funds and CFEs.
Based on the fair value of investments as of December 31, 2025 and December 31, 2024, we estimate that an immediate, hypothetical 10% decline in the fair value of investments would result in declines in net income attributable to KKR & Co. Inc.
before income taxes in 2025 and 2024 from reductions in the following items, if not offset by other factors:

	December 31, 2025		December 31, 2024
($ in thousands)	Hypothetical 10% Decline in Fair Value of Investments (1)		Hypothetical 10% Decline in Fair Value of Investments (1)

Management Fees	$82,516	(2)	$60,782	(2)
Carried Interest, Net of Carry Pool Allocation	$549,627	(3)(4)	$442,171	(3)(4)
Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest	$2,003,440	(3)	$1,890,459	(3)
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
(4)Effective January 2, 2024, KKR is authorized to apply a carry pool percentage in excess of the fixed percentages of up to 80% for all funds. Please see "—
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Asset
Management and Strategic Holdings" for further discussion related to the changes in our carry pool.

Management Fees
Our management fees in our Private Equity and Real Assets business lines are generally calculated based on the amount of capital committed or invested by a fund, as described under "—Business—Our Business—Private Equity" and  "—Business
—Our Business—Real Assets." Accordingly, movements in the fair value of investments do not significantly affect the amount of fees we may charge in Private Equity and Real Assets funds.
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
To the extent that management fees are calculated based on the NAV of the fund's investments, the amount of fees that we may charge will increase or decrease in direct proportion to the effect of changes in the fair value of the fund's investments. The proportion of our management fees that are based on NAV depends on the number and type of funds in existence. For the years ended December 31, 2025 and 2024, the fund management fees that were recognized based on the
NAV of the applicable funds was approximately 20% and 18%, respectively.
Publicly Traded Securities
We and our investment vehicles hold certain investments in companies whose securities are publicly traded. The market prices of securities may be volatile and are likely to fluctuate due to a number of factors beyond our control. These factors include actual or anticipated fluctuations in the quarterly and annual results of such companies or of other companies in the industries in which they operate, market perceptions concerning the availability of additional securities for sale, general economic, social or political developments, industry conditions, changes in government regulation, shortfalls in operating results from levels forecasted by securities analysts, the general state of the securities markets, and other material events, such as significant management changes, re-financings, acquisitions, and dispositions. In addition, although a substantial portion of our investments are comprised of investments in portfolio companies whose securities are not publicly traded, the value of these privately held investments may also fluctuate as our Level III investments are valued in part using a market comparables analysis. Consequently, due to similar factors beyond our control as described above for portfolio companies whose securities are publicly traded, the value of these Level III investments may fluctuate with market prices. See the "Risk
Factors" section of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations—
Business Environment."
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
We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our investments were denominated as of December 31, 2025 and December 31, 2024 (i.e.,
an increase in the value of the U.S. dollar against these foreign currencies) would result in declines in net income attributable to KKR & Co. Inc. before income taxes in 2025 and 2024 from reductions in the following items, net of the impact of foreign exchange hedging strategies, if not offset by other factors:

	December 31, 2025		December 31, 2024
($ in thousands)	Hypothetical 10% Decline in Foreign Currencies Against the U.S. Dollar (1)		Hypothetical 10% Decline in Foreign Currencies Against the U.S. Dollar (1)

Carried Interest, Net of Carry Pool Allocation	$91,218	(2)(3)	$96,897	(2)(3)
Net Gains/(Losses) From Investment Activities Including General Partner Capital Interest	$186,175	(2)	$241,074	(2)
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
(3)Effective January 2, 2024, KKR is authorized to apply a carry pool percentage in excess of the fixed percentages of up to 80% for all funds. Please see "—
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Asset
Management and Strategic Holdings" for further discussion related to the changes in our carry pool.
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
resulting from an increase of a hypothetical 100 basis points in variable interest rates used in the recognition of interest expense, net of the impact of interest rate hedging strategies, would not be expected to be material. Additionally, debt issued or guaranteed by KKR & Co. Inc. generally accrues interest at fixed rates.
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

Insurance Segment Market Risks
The following is a discussion of the significant market risk exposures, on a GAAP basis, for our insurance business conducted through Global Atlantic.
Hedge Program
To manage market risk, Global Atlantic established a hedge program that seeks to mitigate economic impacts primarily from interest rate, equity price, and foreign exchange rate movements, while taking into consideration accounting and capital impacts. For Global Atlantic's fixed-indexed annuity and interest-sensitive life policies, Global Atlantic generally seeks to use static hedges to offset the exposure primarily created by changes in indexed account values. For Global Atlantic's variable annuity policies, Global Atlantic generally seeks to dynamically hedge its exposure to changes in the value of the guarantee
Global Atlantic provides to policyholders. In the context of specific reinsurance or other transactions in Global Atlantic's institutional channel or strategic acquisitions, Global Atlantic may also enter into hedges which are designed to limit short-
term market risks to the economic value of the target assets. From time to time, Global Atlantic also enters into hedges designed to limit the volatility associated with changes in the value of its general account assets or changes to net investment income as a result of interest rate or credit spread movements, while also taking into consideration economic impacts. Global
Atlantic also enters into currency swaps and forwards to manage foreign exchange rate risks with respect to certain assets and liabilities denominated in foreign currencies. Global Atlantic also enters into inflation swaps to manage inflation risk associated with inflation-indexed preneed policies. Where Global Atlantic has derivative instruments that are designated and qualify as accounting hedges, these derivative instruments receive hedge accounting.
Global Atlantic's hedge program is not designed to, and may not be effective in, offsetting all impacts to net income, assets under management, statutory capital, or economic values. Movements in market variables other than interest rates and equity market prices that are not explicitly hedged can also cause net income volatility. See "Risk Factors—Risks Related to Our Insurance Activities—Volatile market and economic conditions, including sustained increases or decreases in interest rates and other interest rate fluctuations, may adversely affect our insurance business" and "Risk Factors—Risks Related to
Our Business—The failure to manage our financial and enterprise risks could materially and adversely affect our financial condition and results of operation."
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
Due to the dynamic lapse sensitivities within Global Atlantic's models, market volatility in interest rates also impacts the policy liabilities of certain fixed annuity products, changes in which are recorded in the consolidated statement of operations.
In periods following interest rate moves, Global Atlantic will also recognize a change in the income earned on certain of its floating-rate assets and the cost of funding on certain of Global Atlantic's liabilities recorded in the consolidated statement of operations.
Effect of Interest Rate Sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in interest rates, from a parallel shift in the yield curve, from levels as of December 31, 2025 and 2024 to its net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges and adjustments to policy liabilities attributable to interest rate changes.

	December 31, 2025		December 31, 2024
	Hypothetical Change(1)		Hypothetical Change(1)
($ in thousands)	+50 Basis Points	-50 Basis Points	+50 Basis Points	-50 Basis Points
Total Estimated Net income and Shareholders’ Equity Excluding AOCI Sensitivity (Point in Time)	$306,814	$(320,746)	$217,630	$(227,213)
Total Estimated Net Income and Shareholders’ Equity Excluding AOCI Sensitivity (Over 12 Months)(2)	70,283	(70,283)	28,843	(28,843)
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

In the table below Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in interest rates, for a parallel shift in the yield curve, from levels as of December 31, 2025 and 2024, to Global Atlantic's AOCI.

	December 31, 2025		December 31, 2024
	Hypothetical Change		Hypothetical Change
($ in thousands)	+50 Basis Points	-50 Basis Points	+50 Basis Points	-50 Basis Points
Total Estimated AOCI Sensitivity (Point in Time)	$(1,337,622)	$1,406,895	$(1,142,278)	$1,225,303
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
There is additional instrument-specific credit spread risk exposure inherent in Global Atlantic's credit spread used in valuing embedded derivative liabilities, which serves to mitigate net credit exposure. Global Atlantic may choose to enter into hedge positions to manage credit spread risk. As of December 31, 2025 and 2024, Global Atlantic had a $5.0 million and $194 thousand credit derivative position, respectively.
Effect of Credit Spread Sensitivity
In the table below, Global Atlantic estimates the impact of a 50 basis points increase/(decrease) in credit spreads from levels as of December 31, 2025 and 2024, to its net income and shareholders’ equity, excluding AOCI. These estimated changes include the related income tax impacts and include impacts on instrument-specific credit risk used in valuing embedded derivative liabilities.

	December 31, 2025		December 31, 2024
	Hypothetical Change		Hypothetical Change
($ in thousands)	+50 Basis Points	-50 Basis Points	+50 Basis Points	-50 Basis Points
Total Estimated Net income and Shareholders’ Equity Excluding AOCI Sensitivity (Point in Time)	$356,243	$(362,891)	$330,302	$(331,283)
In the table below Global Atlantic estimates the impact of a 50 basis point increase/(decrease) in instrument-specific credit risk on market risk benefits, for a parallel shift in the yield curve, from levels as of December 31, 2025 and 2024, to its
AOCI.

	December 31, 2025		December 31, 2024
	Hypothetical Change		Hypothetical Change
($ in thousands)	+50 Basis Points	-50 Basis Points	+50 Basis Points	-50 Basis Points
Total Estimated AOCI Sensitivity (Point in Time)	$137,466	$(151,942)	$113,363	$(125,813)
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
Effect of Equity Price Sensitivity
In the table below, Global Atlantic estimates the impact of a 10% increase/(decrease) in equity prices from levels as of
December 31, 2025 and 2024, to its net income and shareholders’ equity, excluding AOCI. These sensitivities include the impact of related hedges but exclude the potential impact of alternative assets, because the fair value of these investments do not necessarily move directly in line with movements in public equity markets.

	December 31, 2025		December 31, 2024
	Hypothetical Change(1)		Hypothetical Change(1)
($ in thousands)	+10% Equity Prices	-10% Equity Prices	+10% Equity Prices	-10% Equity Prices
Total Estimated Net income and Shareholders’ Equity Excluding AOCI Sensitivity (Point in Time)	$(1,055)	$(19,674)	$(3,646)	$(672)
Total Estimated Net Income and Shareholders’ Equity Excluding AOCI Sensitivity (Over 12 Months)(2)	$4,045	$(4,515)	$4,232	$(4,716)
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
Exchange Rate Risk
Global Atlantic manages its exchange rate risk to maintain minimal exposure to exchange rate fluctuations. Global
Atlantic seeks to completely hedge exchange rate risk arising from the assets and liabilities on its balance sheet through either matching exchange rate exposures on either side of the balance sheet, or by engaging in hedging activities to eliminate or mitigate exchange rate mismatch risk.
Global Atlantic estimates that an immediate, hypothetical 10% decrease in exchange rates between the U.S. dollar and all of the major foreign currencies in which its assets and liabilities were denominated as of December 31, 2025 (i.e., a decrease in the value of the U.S. dollar against these foreign currencies) would result in a decrease in net income attributable to KKR &
Co. Inc. before income taxes, net of the impact of foreign exchange hedging strategies, if not offset by other factors, of approximately $56 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of KKR & Co. Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statement of financial condition of KKR & Co. Inc. and its subsidiaries
(the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United
States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)
issued by COSO.
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

Policy Liabilities — Valuation of Policy Liabilities Associated with the Fixed-Indexed Annuity Product — Refer to Notes 2,
9,10, and 17 to the financial statements
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
We identified the valuation of embedded derivative liabilities, and MRBs associated with the fixed-indexed annuity product as a critical audit matter because of the inherent management judgment required in selecting assumptions.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of embedded derivative liabilities and MRBs associated with the fixed-
indexed annuity product included the following, among others:
•We involved more senior, more experienced audit team members to perform audit procedures.
•We tested the effectiveness of controls over the assumptions, including controls over the underlying data used in the valuation of these liabilities.
•With the assistance of our valuation, modeling, and actuarial specialists, we:
◦Evaluated the methods and judgments applied by Management in the determination of principal assumptions used in the valuation of embedded derivative liabilities and MRBs associated with the fixed-
indexed annuity product.
◦Evaluated the results of underlying experience studies, capital market projections, and judgments applied by
Management in setting the assumptions.
◦Developed an independent estimate of embedded derivative liabilities and MRBs associated with the fixed-
indexed annuity production on a sample basis and evaluated differences.
/s/ Deloitte & Touche LLP
New York, New York
February 27, 2026
We have served as the Company's auditor since 2006.

KKR & CO. INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in Thousands, Except Share and Per Share Data)
	December 31, 2025	December 31, 2024
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$9,380,874	$8,535,048
Restricted Cash and Cash Equivalents	48,033	138,948
Investments	127,948,305	106,453,051
Due from Affiliates	2,307,701	1,856,045
Other Assets	6,294,381	5,534,286
	145,979,294	122,517,378
Insurance
Cash and Cash Equivalents	$7,511,273	$6,343,445
Restricted Cash and Cash Equivalents	211,610	350,512
Investments	192,009,748	170,144,744
Reinsurance Recoverable	48,022,605	45,270,625
Insurance Intangible Assets	5,905,228	5,198,943
Other Assets	6,662,911	6,292,704
Separate Account Assets	3,841,403	3,981,060
	264,164,778	237,582,033
Total Assets	$410,144,072	$360,099,411

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$49,117,744	$45,933,920
Due to Affiliates	442,362	524,516
Accrued Expenses and Other Liabilities	14,348,335	11,448,503
	63,908,441	57,906,939
Insurance
Policy Liabilities (market risk benefit liabilities: $1,349,774 and $1,002,236, as of December 31, 2025 and December 31, 2024, respectively.)	$205,558,727	$185,205,366
Debt Obligations	3,820,407	3,713,336
Funds Withheld Payable at Interest	46,822,744	43,961,910
Accrued Expenses and Other Liabilities	3,341,695	2,186,962
Reinsurance Liabilities	1,218,744	1,159,146
Separate Account Liabilities	3,841,403	3,981,060
	264,603,720	240,207,780
Total Liabilities	328,512,161	298,114,719

KKR & CO. INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
(Amounts in Thousands, Except Share and Per Share Data)
	December 31, 2025	December 31, 2024
Commitments and Contingencies (See Note 24)

Redeemable Noncontrolling Interests (See Note 23)	$2,710,242	$1,585,177

Stockholders' Equity
Series D Mandatory Convertible Preferred Stock, $0.01 par value. 51,750,000 and 0 shares, issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	2,543,404	—
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of December 31, 2025 and December 31, 2024.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 891,451,844 and 888,232,174 shares, issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	8,914	8,882
Additional Paid-In Capital	19,041,497	18,406,718
Retained Earnings	13,884,438	12,282,513
Accumulated Other Comprehensive Income (Loss) ("AOCI")	(4,575,692)	(7,046,545)
Total KKR & Co. Inc. Stockholders' Equity	30,902,561	23,651,568
Noncontrolling Interests (See Note 22)	48,019,108	36,747,947
Total Equity	78,921,669	60,399,515
Total Liabilities and Equity	$410,144,072	$360,099,411

See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)
(Amounts in Thousands)
The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of December 31, 2025 and December 31, 2024,
KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") including those CFEs holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors, and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	December 31, 2025
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$2,726,050	$1,435,888	$—	$4,161,938
Restricted Cash and Cash Equivalents	—	48,033	—	48,033
Investments	30,673,565	77,327,933	—	108,001,498
Other Assets	858,433	345,779	—	1,204,212
	34,258,048	79,157,633	—	113,415,681
Insurance
Cash and Cash Equivalents	—	—	1,381,836	1,381,836
Investments	—	—	31,201,795	31,201,795
Other Assets	—	—	788,325	788,325
	—	—	33,371,956	33,371,956
Total Assets	$34,258,048	$79,157,633	$33,371,956	$146,787,637

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$30,227,885	$6,664,740	$—	$36,892,625
Accrued Expenses and Other Liabilities	2,068,666	1,007,545	—	3,076,211
	32,296,551	7,672,285	—	39,968,836
Insurance
Debt Obligations	—	—	197,400	197,400
Accrued Expenses and Other Liabilities	—	—	566,466	566,466
	—	—	763,866	763,866
Total Liabilities	$32,296,551	$7,672,285	$763,866	$40,732,702

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
See notes to financial statements.

KKR & CO. INC. CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
	Years Ended December 31,
	2025	2024	2023
Revenues
Asset Management and Strategic Holdings
Fees and Other	$4,064,273	$3,653,962	$2,963,869
Capital Allocation-Based Income (Loss)	3,771,235	3,558,284	2,843,437
	7,835,508	7,212,246	5,807,306
Insurance
Net Premiums	3,397,186	7,898,834	1,975,675
Policy Fees	1,350,814	1,377,686	1,260,249
Net Investment Income	7,665,106	6,574,608	5,514,902
Net Investment-Related Gains (Losses)	(1,041,070)	(1,423,086)	(235,262)
Other Income	256,763	238,410	176,442
	11,628,799	14,666,452	8,692,006
Total Revenues	19,464,307	21,878,698	14,499,312

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	4,710,394	4,330,967	3,012,687
Occupancy and Related Charges	135,941	117,111	93,391
General, Administrative and Other	1,479,796	1,311,676	1,056,899
	6,326,131	5,759,754	4,162,977
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $312,446, $(147,790) and $224,380, respectively; remeasurement (gain) loss on policy liabilities: $(82,691), $(74,645) and $15,497, respectively.)	10,731,153	13,293,282	6,362,257
Amortization of Policy Acquisition Costs	309,319	174,163	87,275
Interest Expense	294,969	271,769	173,883
Insurance Expenses	594,724	741,796	825,998
General, Administrative and Other	756,019	745,096	746,215
	12,686,184	15,226,106	8,195,628
Total Expenses	19,012,315	20,985,860	12,358,605

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	4,801,453	3,442,853	3,025,383
Dividend Income	1,440,790	1,100,361	791,160
Interest Income	3,181,871	3,458,526	3,369,447
Interest Expense	(2,776,946)	(3,034,145)	(2,772,088)
Total Investment Income (Loss)	6,647,168	4,967,595	4,413,902

Income (Loss) Before Taxes	7,099,160	5,860,433	6,554,609

Income Tax Expense (Benefit)	953,748	954,396	1,197,523

KKR & CO. INC. CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(Amounts in Thousands, Except Share and Per Share Data)
	Years Ended December 31,
	2025	2024	2023

Net Income (Loss)	6,145,412	4,906,037	5,357,086
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	155,103	73,149	(5,405)
Net Income (Loss) Attributable to Noncontrolling Interests	3,619,846	1,756,643	1,630,230
Net Income (Loss) Attributable to KKR & Co. Inc.	2,370,463	3,076,245	3,732,261

Series C Mandatory Convertible Preferred Stock Dividends	—	—	51,747
Series D Mandatory Convertible Preferred Stock Dividends	118,596	—	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$2,251,867	$3,076,245	$3,680,514

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$2.51	$3.47	$4.24
Diluted	$2.34	$3.28	$4.09
Weighted Average Shares of Common Stock Outstanding
Basic	890,342,060	887,021,433	867,496,813
Diluted	955,756,926	938,904,600	911,787,433
See notes to financial statements.

KKR & CO. INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Years Ended December 31,
	2025	2024	2023
Net Income (Loss)	$6,145,412	$4,906,037	$5,357,086

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	2,724,284	(189,277)	2,085,499

Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	(454,362)	187,472	(491,239)

Foreign Currency Translation Adjustments	188,949	(257,028)	(100,032)

Comprehensive Income (Loss)	8,604,283	4,647,204	6,851,314

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	155,103	73,149	(5,405)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	3,621,208	1,762,937	2,218,645

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$4,827,972	$2,811,118	$4,638,074

See notes to financial statements.

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Amounts in Thousands, Except Share and Per Share Data)

	Year Ended December 31, 2025
	Amounts	Shares
Series D Mandatory Convertible Preferred Stock
Beginning of Period	$—	—
Issuance of Series D Mandatory Convertible Preferred Stock (net of issuance costs)	2,543,404	51,750,000
End of Period	2,543,404	51,750,000
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Common Stock
Beginning of Period	8,882	888,232,174
Net Delivery of Common Stock (Equity Incentive Plan)	28	2,850,321
Repurchases of Common Stock	—	(36,411)
Clawback of Transfer Restricted Shares	—	(2,505)
Exchange of KKR Restricted Holdings Units	4	400,207
Private Placement Share Issuance	—	8,058
End of Period	8,914	891,451,844
Additional Paid-In Capital
Beginning of Period	18,406,718
Net Delivery of Common Stock (Equity Incentive Plan)	(126,309)
Repurchases of Common Stock	(3,362)
Equity-Based Compensation (Non-Cash Contribution)	314,996
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	437,272
Tax Effects of Changes in Ownership and Other	12,182
End of Period	19,041,497
Retained Earnings
Beginning of Period	12,282,513
Net Income (Loss) Attributable to KKR & Co. Inc.	2,370,463
Series D Mandatory Convertible Preferred Stock Dividends ($2.2917 per share)	(118,596)
Common Stock Dividends ($0.730 per share)	(649,942)
End of Period	13,884,438
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(7,046,545)
Other Comprehensive Income (Loss)	2,457,509
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	13,344
End of Period	(4,575,692)
Total KKR & Co. Inc. Stockholders' Equity	30,902,561
Noncontrolling Interests (See Note 22)	48,019,108
Total Equity	$78,921,669

Redeemable Noncontrolling Interests (See Note 23)	$2,710,242

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED) (Amounts in Thousands, Except Share and Per Share Data)

	Year Ended December 31, 2024
	Amounts	Shares
Series I Preferred Stock
Beginning of Period	$—	1
End of Period	—	1
Common Stock
Beginning of Period	8,850	885,005,588
Net Delivery of Common Stock (Equity Incentive Plan)	32	3,158,533
Private Placement Share Issuance	—	5,379
Exchange of KKR Restricted Holdings Units	—	72,399
Clawback of Transfer Restricted Shares	—	(9,725)
End of Period	8,882	888,232,174
Additional Paid-In Capital
Beginning of Period	17,549,157
Net Delivery of Common Stock (Equity Incentive Plan)	(125,039)
Compensation Modification	226,011
Compensation Modification - Issuance of Holdings III Units	(53,623)
2024 GA Acquisition - Issuance of Holdings III Units (See Note 1)	(40,789)
Equity-Based Compensation (Non-Cash Contribution)	314,144
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	128,194
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	402,381
Tax Effects of Changes in Ownership and Other	6,282
End of Period	18,406,718
Retained Earnings
Beginning of Period	9,818,336
Net Income (Loss) Attributable to KKR & Co. Inc.	3,076,245
Common Stock Dividends ($0.690 per share)	(612,068)
End of Period	12,282,513
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(4,517,649)
Other Comprehensive Income (Loss)	(265,127)
Change in KKR & Co. Inc.'s Ownership Interest - 2024 GA Acquisition	(2,297,494)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	33,725
End of Period	(7,046,545)
Total KKR & Co. Inc. Stockholders' Equity	23,651,568
Noncontrolling Interests (See Note 22)	36,747,947
Total Equity	$60,399,515

Redeemable Noncontrolling Interests (See Note 23)	$1,585,177

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED) (Amounts in Thousands, Except Share and Per Share Data)
	Years Ended December 31, 2023
	Amounts	Shares
Series C Mandatory Convertible Preferred Stock
Beginning of Period	$1,115,792	22,999,974
Conversion of Series C Mandatory Convertible Preferred Stock	(1,115,792)	(22,999,974)
End of Period	—	—
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Common Stock
Beginning of Period	8,611	861,110,478
Clawback of Transfer Restricted Shares	—	(25,045)
Net Delivery of Common Stock (Equity Incentive Plan)	24	2,405,399
Conversion of Series C Mandatory Convertible Preferred Stock	269	26,909,918
Repurchases of Common Stock	(54)	(5,395,162)
End of Period	8,850	885,005,588
Additional Paid-In Capital
Beginning of Period (as previously reported for the prior period)	16,190,407
Adoption of New Accounting Standard	93,650
Beginning of Period (as revised for the prior period)	16,284,057
Conversion of Series C Mandatory Convertible Preferred Stock	1,115,523
Excise Tax on Repurchases of Common Stock	(1,349)
Net Delivery of Common Stock (Equity Incentive Plan)	(41,697)
Repurchases of Common Stock	(289,790)
Equity-Based Compensation (Non-Cash Contribution)	197,414
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	278,529
Tax Effects of Changes in Ownership and Other	6,470
End of Period	17,549,157
Retained Earnings
Beginning of Period (as previously reported for the prior period)	6,315,711
Adoption of New Accounting Standard	385,396
Beginning of Period (as revised for the prior period)	6,701,107
Net Income (Loss) Attributable to KKR & Co. Inc.	3,732,261
Series C Mandatory Convertible Preferred Stock Dividends ($2.25 per share)	(51,747)
Common Stock Dividends ($0.650 per share)	(563,285)
End of Period	9,818,336
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period (as previously reported for the prior period)	(5,901,701)
Adoption of New Accounting Standard	599,901
Beginning of Period (as revised for the prior period)	(5,301,800)
Other Comprehensive Income (Loss)	905,813
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	(121,662)
End of Period	(4,517,649)
Total KKR & Co. Inc. Stockholders' Equity	22,858,694
Noncontrolling Interests (See Note 22)	34,904,791
Total Equity	$57,763,485

Redeemable Noncontrolling Interests (See Note 23)	$615,427

See notes to financial statements.

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
	Years Ended December 31,
	2025	2024	2023
Operating Activities
Net Income (Loss)	$6,145,412	$4,906,037	$5,357,086
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based Compensation	722,109	746,443	618,469
Net Realized (Gains) Losses – Asset Management and Strategic Holdings	(202,864)	(246,832)	776,473
Change in Unrealized (Gains) Losses – Asset Management and Strategic Holdings	(4,598,589)	(3,196,021)	(3,801,856)
Capital Allocation-Based (Income) Loss – Asset Management and Strategic Holdings	(3,771,235)	(3,558,284)	(2,843,437)
Net Investment and Policy Liability-Related (Gains) Losses – Insurance	3,271,826	3,250,375	2,556,183
Net Accretion and Amortization	(162,529)	(119,315)	68,302
Interest Credited to Policyholder Account Balances (net of Policy Fees) – Insurance	4,990,209	4,163,392	2,799,758
Other Non-Cash Amounts	443,671	312,801	101,539
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided – Insurance	920,305	1,025,695	840,173
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable – Insurance	408,542	565,782	1,060,972
Change in Deferred Policy Acquisition Costs – Insurance	(1,062,606)	(840,725)	(534,534)
Change in Policy Liabilities and Accruals, Net – Insurance	1,779,872	(466,584)	(717,795)
Change in Consolidation	(145)	77,255	(354,121)
Change in Due from / to Affiliates	(509,941)	(345,994)	402,465
Change in Other Assets	(729,731)	(1,048,738)	188,691
Change in Accrued Expenses and Other Liabilities	2,039,396	2,122,421	542,820
Investments Purchased – Asset Management and Strategic Holdings	(42,904,105)	(46,367,200)	(37,342,125)
Proceeds from Investments – Asset Management and Strategic Holdings	33,698,163	45,669,370	28,787,125
Net Cash Provided (Used) by Operating Activities	477,760	6,649,878	(1,493,812)

Investing Activities
Acquisitions, Net	(146,273)	—	—
Purchases of Fixed Assets	(160,765)	(141,536)	(108,393)
Investments Purchased – Insurance	(92,789,768)	(75,817,739)	(29,488,315)
Proceeds from Investments – Insurance	76,815,000	56,877,137	25,654,308
Other Investing Activities, Net	9	34,714	59,464
Net Cash Provided (Used) by Investing Activities	(16,281,797)	(19,047,424)	(3,882,936)

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Amounts in Thousands)
	Years Ended December 31,
	2025	2024	2023
Financing Activities
Series C Mandatory Convertible Preferred Stock Dividends	—	—	(51,747)
Series D Mandatory Convertible Preferred Stock Dividends	(118,596)	—	—
Common Stock Dividends	(649,942)	(612,068)	(563,285)
Distributions to Redeemable Noncontrolling Interests	(72,284)	(23,763)	(2,845)
Contributions from Redeemable Noncontrolling Interests	1,068,632	922,127	499,433
Distributions to Noncontrolling Interests	(6,081,746)	(8,191,990)	(6,956,724)
Contributions from Noncontrolling Interests	11,355,197	7,432,325	12,871,585
Issuance of Series D Mandatory Convertible Preferred Stock (net of issuance costs)	2,543,404	—	—
2024 GA Acquisition - Cash consideration	—	(2,622,230)	—
Net Delivery of Common Stock (Equity Incentive Plan)	(126,281)	(125,007)	(41,673)
Repurchases of Common Stock	(3,362)	—	(289,844)
Proceeds from Debt Obligations	27,074,568	29,136,875	16,383,154
Repayment of Debt Obligations	(25,122,912)	(25,677,318)	(12,763,783)
Financing Costs Paid	(51,248)	(20,078)	(14,781)
Additions to Contractholder Deposit Funds – Insurance	28,507,218	28,488,402	19,314,716
Withdrawals from Contractholder Deposit Funds – Insurance	(21,483,334)	(20,568,558)	(17,385,952)
Reinsurance Transactions, Net of Cash Provided – Insurance	193,622	47,821	1,223,564
Other Financing Activity, Net	399,370	(1,110,208)	552,270
Net Cash Provided (Used) by Financing Activities	17,432,306	7,076,330	12,774,088

Effect of exchange rate changes on cash, cash equivalents and restricted cash	155,568	(118,951)	25,410

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$1,783,837	$(5,440,167)	$7,422,750
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	15,367,953	20,808,120	13,385,370
Cash, Cash Equivalents and Restricted Cash, End of Period	$17,151,790	$15,367,953	$20,808,120

KKR & CO. INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Amounts in Thousands)
	Years Ended December 31,
	2025	2024	2023

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$8,535,048	$8,393,892	$6,705,325
Restricted Cash and Cash Equivalents	138,948	116,599	253,431
Total Asset Management and Strategic Holdings	8,673,996	8,510,491	6,958,756
Insurance
Cash and Cash Equivalents	$6,343,445	$11,954,675	$6,118,231
Restricted Cash and Cash Equivalents	350,512	342,954	308,383
Total Insurance	6,693,957	12,297,629	6,426,614

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$15,367,953	$20,808,120	$13,385,370

End of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$9,380,874	$8,535,048	$8,393,892
Restricted Cash and Cash Equivalents	48,033	138,948	116,599
Total Asset Management and Strategic Holdings	9,428,907	8,673,996	8,510,491
Insurance
Cash and Cash Equivalents	$7,511,273	$6,343,445	$11,954,675
Restricted Cash and Cash Equivalents	211,610	350,512	342,954
Total Insurance	7,722,883	6,693,957	12,297,629

Cash, Cash Equivalents and Restricted Cash, End of Period	$17,151,790	$15,367,953	$20,808,120

Supplemental Disclosures of Cash Flow Information
Payments for Interest	$2,661,394	$2,937,009	$2,691,086
Payments for Income Taxes, Net of Refunds	$1,209,216	$781,552	$981,425
Payments for Operating Lease Liabilities	$67,884	$66,468	$58,715

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$28,613	$34,392	$—
Non-Cash Distribution to Noncontrolling Interests	$—	$—	$(1,344,792)
Non-Cash Distribution to Redeemable Noncontrolling Interests	$(26,386)	$—	$—
Non-Cash Repayment of Debt Obligations	$(100,000)	$—	$—
Debt Obligations - Net Gains (Losses), Translation and Other	$(1,626,436)	$541,429	$(1,048,308)
Investments Acquired through Reinsurance Agreements	$2,479,839	$11,393,248	$10,772,318
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$2,674,738	$2,047,850	$8,461,031

Change in Consolidation
Investments - Asset Management and Strategic Holdings	$2,391,477	$(81,971)	$(8,675,404)
Investments - Insurance	$—	$—	$(93,545)
Other Assets	$(2,147)	$12,084	$(216,543)
Debt Obligations	$—	$(1,063,374)	$85,005
Accrued Expenses and Other Liabilities	$(19)	$5,952	$(294,379)
Noncontrolling Interests	$2,391,392	$1,163,105	$(8,461,491)
Redeemable Noncontrolling Interests	$—	$—	$(27,821)
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
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group
Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units")
representing economic interests in KKR's business. As of December 31, 2025, KKR & Co. Inc. held indirectly approximately
98.9% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR current and former employees through restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR
Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage its business and affairs. KKR
Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates
Holdings L.P. ("Associates Holdings") and outstanding preferred units with economic terms that mirror the KKR & Co. Inc.
6.25% Series D Mandatory Convertible Preferred Stock (the “Series D Mandatory Convertible Preferred Stock”).
KKR’s insurance business is operated by Global Atlantic, in which KKR acquired a majority controlling interest on February
1, 2021 and of which KKR acquired all the remaining equity interests in Global Atlantic on January 2, 2024 (the “2024 GA
Acquisition”).
In this report, references to "KKR," refer to KKR & Co. Inc. and its subsidiaries, including Global Atlantic, unless the context requires otherwise, especially in sections where "KKR" is intended to refer to the asset management and strategic holdings businesses only. References to our "funds," "vehicles" or "investment vehicles" refer to a wide array of investment funds, vehicles, and accounts that are advised, managed or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations ("CLOs"), certain operating companies and business development companies ("BDCs"), unless the context requires otherwise.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements (referred to hereafter as the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain prior period amounts in the accompanying notes have been reclassified to conform to the current period’s presentation, including the realignment of prior period investment categories to the current year investment category presentation within Notes 4, 7, 9, and 10.
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
In the ordinary course of business, KKR’s Asset Management business, Strategic Holdings business, and Insurance business enter into transactions with each other, which may include transactions pursuant to their investment management agreements and certain financing arrangements. The borrowings from these financing arrangements are non-recourse to KKR beyond the assets designated to support such borrowings. All of the investment management and financing arrangements amongst KKR businesses are eliminated in consolidation.
All intercompany transactions and balances have been eliminated.
SIGNIFICANT ACCOUNTING POLICIES – OVERALL
Use of Estimates and Risks and Uncertainties
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the recognition and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, investment income (loss), and income taxes during the reporting periods. Such estimates include but are not limited to (i) the valuation of investments and financial instruments, (ii) the determination of the income tax provision, (iii) the impairment of goodwill and intangible assets,
(iv) the impairment of available-for-sale investments, (v) the valuation of insurance policy liabilities, including market risk benefits, (vi) the valuation of embedded derivatives in policy liabilities and funds withheld, and (vii) the determination of the allowance for loan losses.

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
Principles of Consolidation
The types of entities KKR assesses for consolidation include (i) subsidiaries, including management companies, broker-
dealers and general partners of investment funds that KKR manages, (ii) entities that have the attributes of an investment company, like investment funds, (iii) CFEs, (iv) Global Atlantic and its insurance companies, and (v) other entities. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
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
For certain investments where the fair value is not readily determinable, net asset value (“NAV”) is applied as a practical expedient.
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
Securities Indexed to Publicly-Listed Securities: These securities are typically valued using standard convertible security pricing models. The key inputs into these models that require some amount of judgment are the credit spreads utilized and the volatility assumed. To the extent the company being valued has other outstanding debt securities that are publicly-traded, the implied credit spread on the company's other outstanding debt securities would be utilized in the valuation. To the extent the company being valued does not have other outstanding debt securities that are publicly-traded, the credit spread will be estimated based on the implied credit spreads observed in comparable publicly-traded debt securities. In certain cases, an additional spread will be added to reflect an illiquidity discount due to the fact that the security being valued is not publicly-
traded. The volatility assumption is based upon the historically observed volatility of the underlying equity security into which the convertible debt security is convertible and/or the volatility implied by the prices of options on the underlying equity security.
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
Upon completion of the valuations conducted using these methodologies, a weighting is ascribed to each method. When determining the weighting ascribed to each valuation methodology, KKR considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis, the expected hold period and manner of realization for the investment, and in the case of investments being sold pursuant to an executed definitive agreement, an estimated probability of such sale being completed. These factors can result in different weightings among investments in the portfolio and in certain instances may result in up to a 100% weighting to a single methodology.

KKR seeks to take a uniform approach across each asset class with respect to liquidity considerations for its investment valuations, including considering if factors exist that could make it more challenging to monetize the investment, such as (i) the nature of KKR's governance rights, (ii) whether the portfolio company is undergoing significant restructuring activity or similar factors, and (iii) characteristics about the portfolio company regarding its size and/or whether the portfolio company is experiencing, or expected to experience, a significant decline in earnings. These factors generally make it more likely that the price a portfolio company is sold or publicly offered in the near term may need to reflect factors such as these, and others, relating to the liquidity of an investment. These factors tend to reduce the number of opportunities to sell an investment and/or increase the time horizon over which an investment may be monetized. Depending on the applicability of these factors, KKR’s valuation methodologies take into account impacts to valuations relating to liquidity, and during the time KKR holds the investment, the impact of liquidity considerations on an investment’s valuation may be increased or decreased, from time to time, based on changes to these factors. The impact of liquidity considerations on an investment is based on the facts and circumstances of each individual investment. Accordingly, liquidity considerations ultimately considered by a market participant upon the realization of any investment may be higher or lower than that implied by KKR in its valuations.
Real Asset Investments: Real asset investments primarily consist of infrastructure and real estate investments and are generally valued using one or a combination of the discounted cash flow analysis, market comparables analysis and direct income capitalization methods, which in each case incorporates significant assumptions and judgments. Key Inputs used in these methodologies can include inputs such as the weighted average cost of capital and assumed inputs used to calculate terminal values, including capitalization rates, and exit EBITDA multiples. Certain real asset investments are valued by KKR based on ranges of valuations determined by independent valuation firms.
Credit Investments: Credit investments, including certain fixed-income and structured securities, are valued using values obtained from dealers or market makers, and where these values are not available, credit investments are generally valued by
KKR based on ranges of valuations determined by an independent valuation firm. Valuation models are based on discounted cash flow analyses, for which the key inputs are determined based on market comparables, which incorporate similar instruments from similar issuers.
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
During the third quarter of 2025, KKR performed its annual impairment analysis for the goodwill recorded at the asset management, strategic holdings and insurance reporting units.

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
Additionally, during the third quarter of 2025 KKR performed its annual impairment analysis on investment management contracts recorded at KKR’s asset management business, which were determined to have indefinite useful lives and are not subject to amortization. KKR elected to perform a qualitative assessment for the purposes of its impairment analysis. Based upon this assessment, no impairment charges were recorded. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, and current and projected financial performance.
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
Equity-based Compensation
In addition to the cash-based compensation and carry pool allocations, employees may receive equity awards. Most of these awards are subject to service-based vesting typically over a three to five-year period from the date of grant, while in certain cases vesting is subject to the achievement of market conditions or business performance conditions. Certain of these awards are subject to transfer restrictions and minimum retained ownership requirements. KKR considers both historical volatility and implied volatility in estimating expected volatility. All these awards are equity-classified and the related expense is recognized in Compensation and Benefits.
The total tax benefit recognized in the consolidated statements of operations for equity based compensation for the years ended December 31, 2025, 2024, and 2023 was $124 million, $127 million and $51 million, respectively, and was recognized as an income tax benefit in the consolidated statements of operations.
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
The tax benefit (expense) related to items of other comprehensive income was $(546) million, $(30) million, and $(339)
million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
SIGNIFICANT ACCOUNTING POLICIES – ASSET MANAGEMENT AND STRATEGIC HOLDINGS
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
For equity method investments for which KKR has not elected the fair value option, KKR records its proportionate share of the investee's earnings or losses based on the most recently available financial information of the investee, which in certain cases may lag the date of KKR's financial statements by no more than three calendar months. As of December 31, 2025, equity method investees for which KKR reports financial results on a lag include Marshall Wace LLP (“Marshall Wace”).
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
Fees and Other
Fees and Other, as detailed above, are accounted for as contracts with customers. Under ASC 606, Revenue from Contracts with Customers ("ASC 606"), KKR is required to (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) KKR satisfies its performance obligation. In determining the transaction price, KKR has included variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

The following table summarizes KKR's revenues from contracts with customers:

Revenue Type	Customer	Performance Obligation	Performance Obligation Satisfied Over Time or Point In Time (1)	Variable or Fixed Consideration	Payment Terms	Subject to Return Once Recognized	Classification of Uncollected Amounts (2)
Management Fees	Investment funds, CLOs and other vehicles	Investment management services	Over time as services are rendered	Variable consideration since varies based on fluctuations in the basis of the management fee over time	Typically quarterly or annually in arrears	No	Due from Affiliates
Transaction Fees	Portfolio companies and third party companies	Advisory services and debt and equity arranging and underwriting	Point in time when the transaction (e.g. underwriting) is completed	Fixed consideration	Typically paid on or shortly after transaction closes	No	Due from Affiliates (portfolio companies) Other Assets (third parties)
Monitoring Fees
Recurring Fees	Portfolio companies	Monitoring services	Over time as services are rendered	Variable consideration since varies based on fluctuations in the basis of the recurring fee	Typically quarterly in arrears	No	Due from Affiliates
Termination Fees	Portfolio companies	Monitoring services	Point in time when the termination is completed	Fixed consideration	Typically paid on or shortly after termination occurs	No	Due from Affiliates
Incentive Fees	Investment funds and other vehicles	Investment management services that result in achievement of minimum investment return levels	Over time as services are rendered	Variable consideration since contingent upon the investment fund and other vehicles achieving more than stipulated investment return hurdles	Typically paid shortly after the end of the performance measuremen t period	No	Due from Affiliates
Expense Reimbursements	Investment funds and portfolio companies	Investment management and monitoring services	Point in time when the related expense is incurred	Fixed consideration	Typically shortly after expense is incurred	No	Due from Affiliates
Consulting Fees	Portfolio companies and other companies	Consulting and other services	Over time as services are rendered	Fixed consideration	Typically quarterly in arrears	No	Due from Affiliates
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
As of December 31, 2023, the carry pool percentage was fixed at 40%, 43% or 65% by investment fund, depending on the fund’s vintage. For funds that closed after December 31, 2020 but before December 31, 2023, the carry pool percentage was fixed at 65%. For funds that closed after June 30, 2017 but before December 31, 2020, the carry pool percentage was fixed at
43%, and the carry pool percentage was fixed at 40% for older funds that contributed to KKR's carry pool. Effective January 2,
2024, KKR applies a carry pool percentage of up to 80% for all funds.
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
Profit Sharing Plan
KKR provides certain profit sharing programs for KKR employees. In particular, KKR provides a 401(k) plan for eligible employees in the United States. For certain employees who are participants in the 401(k) plan, KKR may, in its discretion, contribute an amount after the end of the plan year through its profit sharing program.

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
SIGNIFICANT ACCOUNTING POLICIES – INSURANCE
The significant accounting policies applicable to KKR’s insurance business, which is conducted by Global Atlantic, are described below.
Investments
In the normal course of business, Global Atlantic enters into transactions involving various types of investments.
Investments include the following: U.S. government and agency obligations; commercial mortgage-backed securities
("CMBS"); residential mortgage-backed securities ("RMBS"); CLOs; asset-backed securities (“ABS”) and other structured securities, (collectively, “structured securities”); corporate bonds; state and political subdivision obligations; foreign government obligations; equity securities; mortgage and other loan receivables; policy loans; and other non-derivative investments.
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
PCD securities are those purchased by Global Atlantic that were assessed at acquisition as having experienced a more-than-
insignificant deterioration in credit quality since their origination. Global Atlantic considers an AFS fixed maturity security to be
PCD if there are indicators of a credit loss at the acquisition date or, in the case of structured securities, if there is a significant difference between contractual cash flows and expected cash flows at acquisition. PCD securities also include those AFS fixed maturity securities previously held by Global Atlantic that were similarly assessed at the time when KKR acquired a majority controlling interest in Global Atlantic on February 1, 2021 (the "2021 GA Acquisition"). The initial amortized cost for a PCD security equals the purchase price plus the initial allowance for credit losses. The initial allowance for credit losses is determined using a discounted cash flow method based on the best estimate of the present value of cash flows expected to be collected.
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
Global Atlantic generally suspends accrual of interest for securities that are more than 90 days past due and reverses any related accrued interest to net investment income in the consolidated statements of operations. When a security is in non-
accrual status, coupon payments are recognized as interest income as cash is received, subject to consideration as to the overall collectibility of the security. A security is returned to accrual status when Global Atlantic determines that the collection of amounts due is probable. The allowance for credit losses excludes accrued interest from the amortized cost basis for which losses are estimated.
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
Separate Accounts
Separate account assets and liabilities represent segregated funds administered and invested by Global Atlantic for the benefit of variable annuities and variable universal life insurance contractholders and certain pension funds. Global Atlantic reports separately, as assets and liabilities, investments held in the separate accounts and liabilities of separate accounts if: (i)
such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from Global
Atlantic’s general account liabilities; (iii) investments are directed by the contract owner or participant; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract owner.
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
These products are accounted for as investment-type contracts. The liability for these products consists of a combination of the underlying account value and an embedded derivative value. The liability for the underlying account value is primarily based on policy guarantees and its initial value is the difference between the premium payment and the fair value of the embedded derivative. Thereafter, the account value liability is determined in a manner consistent with the accounting for a deposit liability under the “effective yield method.” All future host balances are determined as: (i) the initial host balance; (ii) plus interest; (iii)
less applicable policyholder benefits. The interest rate used in the prior roll forward is re-determined on each valuation date, per the effective yield method. The embedded derivative component’s fair value is based on an estimate of the policyholders’
expected participation in future increases in the relevant index. The fair value of this embedded derivative component includes assumptions, including those about future interest rates and investment yields, future costs for options used to hedge the contract obligations, projected withdrawal and surrender activity, benefit utilization and the level and limits on contract participation in any future increases in the respective index option. The account value liability and embedded derivative are recorded in policy liabilities in the consolidated statements of financial condition, with changes in value of the liabilities recorded in policy benefits and claims in the consolidated statements of operations.
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
Policy liabilities for indexed universal life with returns linked to the performance of a specified market index are equal to the sum of two components: (i) the fair value of the embedded derivative; and (ii) the host (or guaranteed) component. The fair value of the embedded derivative component is based on the fair value of the policyholders’ expected participation in future increases in the relevant index over the life of the contract. The fair value of this embedded derivative component includes assumptions, including those about future interest rates and investment yields, future costs for options used to hedge the contract obligations, projected benefits, benefit utilization and the level and limits on contract participation in any future increases in the respective index option.
The initial host balance is established at the time of premium payment and is equal to the total account value less the embedded derivative component. Thereafter, the balance of the host component is determined in a manner consistent with the accounting for a deposit liability under the “effective yield method.” All future host balances are determined as: (i) the initial host balance; (ii) plus interest; (iii) less applicable policyholder benefits. The interest rate used in the prior roll forward is re-
determined on each valuation date, per the effective yield method.

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
Policy liabilities for participating whole life insurance policies are equal to the aggregate of: (i) net level premium reserves for death and endowment policyholder benefits (calculated based upon the non-forfeiture interest rate, and mortality rated guarantee in calculating the cash surrender values described in such contracts); and (ii) the liability for terminal dividends.
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
Product Guarantees
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the policyholder from other-than-
nominal capital market risk and expose Global Atlantic to other-than-nominal capital market risk.
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
Reinsurance
Consistent with the overall business strategy, Global Atlantic assumes certain policy risks written by other insurance companies on a coinsurance, modified coinsurance or funds withheld coinsurance basis. Reinsurance accounting is applied for these ceded and assumed transactions when risk transfer provisions have been met. To meet risk transfer requirements, a long-
duration reinsurance contract must transfer mortality or morbidity risks, and subject the reinsurer to a reasonable possibility of a significant loss. Those contracts that do not meet risk transfer requirements are accounted for using deposit accounting.
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
Global Atlantic primarily earns revenues from premiums, policy fees, income from investments, and other administration, management, and distribution fees. For the year ended December 31, 2025, Global Atlantic’s revenue was sourced in its entirety from the Americas (100%), based on the geographic region of the reporting subsidiary company. Due to a large block reinsurance transaction during the year ended December 31, 2024, Global Atlantic recognized more than 10% of KKR's total consolidated revenues with one reinsurance counterparty in the period. Predominantly all of Global Atlantic’s fixed assets are located in the United States.
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
Adoption of New Accounting Pronouncements
Scope Application of Profits Interest and Similar Awards
In March 2024, the FASB issued ASU 2024–01, “Compensation—Stock Compensation (Topic 718): Scope Application of
Profits Interest and Similar Awards” (“ASU 2024–01”). ASU 2024–01 amends the guidance in Accounting Standard Codification
718 (“ASC 718”) by adding an illustrative example to demonstrate and clarify how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as a share-based payment arrangement under ASC 718 or another standard. KKR adopted this accounting standard effective for the year ended December 31, 2025, and its adoption did not have a material impact on KKR’s consolidated financial statements.
Income Tax Disclosure Improvements
In December 2023, the FASB issued ASU 2023–09, "Income Taxes (Topic 740): Improvements to Income Tax
Disclosures" ("ASU 2023–09"). ASU 2023–09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid.
KKR adopted this accounting standard effective for the year ended December 31, 2025 on a prospective basis and its adoption did not have a material impact on KKR's consolidated financial statements. Refer to Note 18 "Income Taxes" for the expanded disclosures.
Future Application of Accounting Standards
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
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025–03”). ASU 2025–03 requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business to consider certain factors to determine which entity is the accounting acquirer. The update will be effective for annual periods and interim periods in annual reporting periods beginning after December 15, 2026. KKR does not expect the adoption to have a material impact on its consolidated financial statements or disclosures.

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
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025–06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic
350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025–06”). ASU 2025–06 eliminates accounting consideration of software project development stages; requires capitalizing software costs when (i) management has authorized and committed to funding the project and (ii) it is ‘probable’ the project will be completed and the software used to perform its intended function (the ‘probable-to-complete’ threshold). ASU 2025–06 also enhances the guidance around the
‘probable-to-complete’ threshold. The update will be effective for annual periods and interim periods in annual reporting periods beginning after December 15, 2027. KKR is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.
Financial Instruments—Credit Losses (Topic 326): Purchased Loans
In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326) - Purchased Loans. ASU
2025-08 expands the population of purchased financial assets subject to the gross-up approach in Topic 326. As a result of this update, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” as defined in the ASU will follow the gross-up approach at acquisition and the initial allowance for credit losses is added to the purchase price to determine the amortized cost basis of the loans. The update is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and is to be applied prospectively to loans acquired on or after adoption;
early adoption is permitted. KKR is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

3. REVENUES – ASSET MANAGEMENT AND STRATEGIC HOLDINGS
For the years ended December 31, 2025, 2024, and 2023 respectively, Asset Management and Strategic Holdings revenues consisted of the following:

	Years Ended December 31,
	2025	2024	2023
Management Fees	$2,496,783	$1,994,089	$1,843,144
Fee Credits	(712,433)	(696,091)	(297,936)
Transaction Fees	1,762,336	1,857,317	1,075,204
Monitoring Fees	210,886	187,538	138,339
Incentive Fees	27,742	47,430	29,117
Expense Reimbursements	165,397	152,726	75,687
Consulting Fees	113,562	110,953	100,314
Total Fees and Other	4,064,273	3,653,962	2,963,869

Carried Interest	3,492,171	3,243,495	2,304,623
General Partner Capital Interest	279,064	314,789	538,814
Total Capital Allocation-Based Income (Loss)	3,771,235	3,558,284	2,843,437

Total Revenues	$7,835,508	$7,212,246	$5,807,306
KKR earns management fees, incentive fees, and capital allocation-based income (loss) from investment funds, CLOs, and other vehicles whose primary focus is making investments in specified geographical locations and KKR also earns transaction, monitoring, and consulting fees from portfolio companies located in varying geographies. For the years ended December 31,
2025, 2024, and 2023, over 10% of KKR's total Asset Management and Strategic Holdings consolidated revenues were earned in the United States.
For the year ended December 31, 2025, $2.5 billion, $0.8 billion, and $0.7 billion of total fees and other were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2024, $2.2 billion,
$0.8 billion, and $0.7 billion of total fees and other were generated in the Americas, Europe/Middle East, and Asia-Pacific,
respectively. For the year ended December 31, 2023, $1.8 billion, $0.6 billion, and $0.6 billion of total fees and other were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle or where the portfolio company is headquartered.
For the year ended December 31, 2025, $2.1 billion, $0.5 billion, and $1.1 billion of total capital allocation-based income
(loss) were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31,
2024, $2.2 billion, $0.4 billion, and $0.9 billion of total capital allocation-based income (loss) were generated in the Americas,
Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2023, $1.5 billion, $0.4 billion, and
$0.9 billion of total capital allocation-based income (loss) were generated in the Americas, Europe/Middle East, and Asia-
Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle.
For the year ended December 31, 2025, none of KKR’s flagship private equity funds contributed more than 10% of KKR's total Asset Management and Strategic Holdings consolidated revenues. For the year ended December 31, 2024, revenues from one of KKR’s flagship private equity funds contributed more than 10% of KKR's total Asset Management and Strategic
Holdings revenues representing approximately $0.9 billion. For the year ended December 31, 2023, revenues from one of
KKR’s flagship private equity funds contributed more than 10% of KKR's total Asset Management and Strategic Holdings revenues representing approximately $1.0 billion.

4. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES – ASSET MANAGEMENT AND
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
The following table summarizes total Net Gains (Losses) from Investment Activities:

	For the Year Ended December 31, 2025
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$946,561	$4,486,110	$5,432,671
Credit (1)	(82,478)	147,396	64,918
Investments of Consolidated CFEs (1)	(249,941)	(408,109)	(658,050)
Real Assets (1)	(252,578)	479,747	227,169
Other Investments (1)	(161,270)	897,117	735,847
Foreign Exchange Forward Contracts and Options (2)	16,445	(1,243,285)	(1,226,840)
Securities Sold Short (2)	(1,979)	(15,606)	(17,585)
Other Derivatives (2)	(25,057)	(8,636)	(33,693)
Debt Obligations and Other (3)	13,161	263,855	277,016
Net Gains (Losses) From Investment Activities (4)	$202,864	$4,598,589	$4,801,453

	For the Year Ended December 31, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$599,116	$1,813,189	$2,412,305
Credit (1)	(509,718)	280,719	(228,999)
Investments of Consolidated CFEs (1)	(61,580)	84,799	23,219
Real Assets (1)	282,562	(178,476)	104,086
Other Investments (1)	(180,000)	574,160	394,160
Foreign Exchange Forward Contracts and Options (2)	171,330	549,055	720,385
Securities Sold Short (2)	(31,912)	13,633	(18,279)
Other Derivatives (2)	(40,055)	16,332	(23,723)
Debt Obligations and Other (3)	17,089	42,610	59,699
Net Gains (Losses) From Investment Activities (4)	$246,832	$3,196,021	$3,442,853

	For the Year Ended December 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$(84,687)	$3,224,948	$3,140,261
Credit (1)	(304,667)	489,733	185,066
Investments of Consolidated CFEs (1)	(104,196)	1,019,063	914,867
Real Assets (1)	(307,806)	7,071	(300,735)
Other Investments (1)	(249,697)	516,491	266,794
Foreign Exchange Forward Contracts and Options (2)	155,784	(312,408)	(156,624)
Securities Sold Short (2)	4,780	(12,872)	(8,092)
Other Derivatives (2)	11,120	2,383	13,503
Debt Obligations and Other (3)	102,896	(1,132,553)	(1,029,657)
Net Gains (Losses) From Investment Activities (4)	$(776,473)	$3,801,856	$3,025,383
(1)See Note 7 "Investments."
(2)See Note 8 "Derivatives" and Note 14 "Other Assets and Accrued Expenses and Other Liabilities."
(3)See Note 16 “Debt Obligations.”
(4)As of December 31, 2025, 2024, and 2023, net gains from Equity Method Investments were $1,298.1 million, $1,016.1 million, and $913.7 million.

5. NET INVESTMENT INCOME – INSURANCE
Net investment income for Global Atlantic is comprised primarily of (i) interest income, including amortization of premiums and accretion of discounts, (ii) dividend income from common and preferred stock, (iii) earnings from investments accounted for under equity method accounting, and (iv) lease income on real assets.
The components of net investment income were as follows:

	Years Ended December 31,
	2025	2024	2023
Fixed Maturity Securities	$6,232,430	$5,597,124	$4,450,917
Mortgage and Other Loan Receivables	3,114,831	2,681,876	1,958,875
Real Assets	1,056,739	815,612	625,707
Short-Term and Other Investment Income	607,458	513,276	309,861
Income Assumed from Funds Withheld Receivable at Interest	74,331	81,335	94,658
Policy Loans	80,855	84,320	37,460
Income Ceded to Funds Withheld Payable at Interest	(2,573,680)	(2,391,926)	(1,363,704)
Total Investment Income (Losses)	8,592,964	7,381,617	6,113,774
Less Investment Expenses:
Investment Management and Administration	577,383	498,733	352,042
Real Asset Depreciation and Maintenance	250,813	204,934	198,385
Interest Expense on Derivative Collateral and Repurchase Agreements	99,662	103,342	48,445
Net Investment Income	$7,665,106	$6,574,608	$5,514,902
6. NET INVESTMENT-RELATED GAINS (LOSSES) – INSURANCE
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
hedge accounting instruments), and (v) allowances for credit losses, and other impairments of investments.
Net investment-related gains (losses) were as follows:

	Years Ended December 31,
	2025	2024	2023
Realized Gains (Losses) on Available-For-Sale Fixed Maturity Securities	$(1,788,912)	$(567,985)	$(64,140)
Credit Loss Allowances on Available-For-Sale Securities	(137,731)	(115,367)	(168,899)
Credit Loss Allowances on Mortgage and Other Loan Receivables	(126,428)	(305,770)	(210,704)
Credit Loss Allowances on Unfunded Commitments	(12,928)	30,639	6,321
Impairment of Available-for-Sale Fixed Maturity Securities Due to Intent to Sell	—	—	(26,741)
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	486,831	(735,209)	1,031,227
Unrealized Gains (Losses) on Other Investments Recognized Under the Fair-Value Option and Equity Investments	92,162	9,560	(23,540)
Unrealized Gains (Losses) on Real Assets	71,982	(167,873)	(202,671)
Realized Gains on Real Assets	14,386	11,418	71,158
Net Gains (Losses) on Derivative Instruments	202,273	419,927	(680,717)
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	117,327	126,422	25,427
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(89,113)	(62,493)	(9,193)
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	221,125	(68,632)	16,355
Other Realized Gains (Losses)	(92,044)	2,277	855
Net Investment-Related Gains (Losses)	$(1,041,070)	$(1,423,086)	$(235,262)

Allowance for Credit Losses
Available-For-Sale Fixed Maturity Securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by
Global Atlantic:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$99,616	$175,706	$275,322	$49,008	$219,704	$268,712
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	70,410	21,587	91,997	106,038	2,805	108,843
Accretion of Initial Credit Loss Allowance on PCD Securities	—	804	804	—	611	611
Reductions Due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(1,053)	(35,871)	(36,924)	(1,089)	(19,377)	(20,466)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	28,155	17,579	45,734	22,184	(15,660)	6,524
Balances Charged Off	(88,269)	—	(88,269)	(76,525)	(12,377)	(88,902)
Recoveries of credit losses previously written-off	—	—	—	—	—	—
Balance, as of End of Period	$108,859	$179,805	$288,664	$99,616	$175,706	$275,322

	Year Ended December 31, 2023
	Corporate	Structured	Total
Balance, as of Beginning of Period	$1,298	$127,034	$128,332
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	68,166	75,623	143,789
Accretion of Initial Credit Loss Allowance on PCD Securities	—	1,191	1,191
Reductions Due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(2,843)	(13,220)	(16,063)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	(3,966)	29,076	25,110
Balances Charged Off	(13,647)	—	(13,647)
Balance, as of End of Period	$49,008	$219,704	$268,712
Mortgage and Other Loan Receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Year Ended December 31, 2025				Year Ended December 31, 2024
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$326,057	$107,245	$181,106	$614,408	$319,631	$107,204	$175,608	$602,443
Net Provision (Release)	93,013	(27,893)	61,308	126,428	164,254	5,157	136,359	305,770
Charge-Offs	(11,620)	(7,850)	(137,067)	(156,537)	(163,478)	(5,116)	(153,984)	(322,578)
Recoveries of Amounts Previously Charged-Off	—	—	24,195	24,195	5,650	—	23,123	28,773
Balance, as of End of Period	$407,450	$71,502	$129,542	$608,494	$326,057	$107,245	$181,106	$614,408

	Year Ended December 31, 2023
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$227,315	$125,825	$207,088	$560,228
Net Provision (Release)	113,932	(10,445)	107,217	210,704
Charge-offs	(21,616)	(8,176)	(160,465)	(190,257)
Recoveries of amounts previously charged-off	—	—	21,768	21,768
Balance, as of End of Period	$319,631	$107,204	$175,608	$602,443
Proceeds and Gross Gains and Losses from Voluntary Sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Years Ended December 31,
	2025	2024	2023
AFS Fixed Maturity Securities:
Proceeds from Voluntary Sales	$33,443,328	$19,370,239	$6,687,271
Gross Gains	$168,988	$112,264	$62,452
Gross Losses	$(1,865,376)	$(643,899)	$(120,799)
7. INVESTMENTS
Investments consist of the following:

	December 31, 2025	December 31, 2024
Asset Management and Strategic Holdings
Private Equity	$55,128,824	$39,306,523
Credit	7,530,644	8,094,474
Investments of Consolidated CFEs	30,673,565	27,488,538
Real Assets	15,291,313	14,532,426
Equity Method - Capital Allocation-Based Income	11,842,627	9,798,370
Other Investments	7,481,332	7,232,720
Investments – Asset Management and Strategic Holdings (7)	$127,948,305	$106,453,051

Insurance
Fixed Maturity Securities, Available-For-Sale, at Fair Value (1)	$90,587,056	$76,259,956
Mortgage and Other Loan Receivables	53,638,617	52,751,077
Fixed Maturity Securities, Trading, at Fair Value (2)	25,233,959	21,419,241
Real Assets (3)(4)	15,030,980	14,078,498
Other Investments (4)(5)	3,542,920	1,475,156
Funds Withheld Receivable at Interest	2,324,346	2,537,858
Policy Loans	1,651,870	1,622,958
Investments – Insurance (6)	$192,009,748	$170,144,744

Total Investments	$319,958,053	$276,597,795
(1)Amortized cost of $96.7 billion and $85.6 billion, net of credit loss allowances of $288.7 million and $275.3 million as of December 31, 2025 and
December 31, 2024, respectively.
(2)Amortized cost of $27.2 billion and $23.8 billion as of December 31, 2025 and December 31, 2024, respectively. Trading fixed maturity securities are primarily held to back funds withheld payable at interest. The investment performance on these investments is ceded to third-party reinsurers.
(3)Net of accumulated depreciation of $782.2 million and $623.1 million as of December 31, 2025 and December 31, 2024, respectively.

(4)Real assets of $1.1 billion and $1.0 billion as of December 31, 2025 and December 31, 2024, respectively, and other investments of $855.0 million and
$682.9 million as of December 31, 2025 and December 31, 2024, respectively, are accounted for using the equity method of accounting. In addition,
Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of real assets and other investments for which the fair value option has been elected was $730.7 million and $436.3 million, respectively, as of December 31, 2025, and the carrying amount of these investments was $471.5 million and $4.8 million, respectively, as of December 31, 2024.
Global Atlantic's maximum exposure to loss related to equity method investments, including those which fair value has been elected, is limited to the carrying value of these investments plus unfunded commitments of $447.2 million and $23.0 million as of December 31, 2025 and December 31, 2024, respectively.
(5)Other investments include equity securities, limited partnership interests, investments in FHLB common stock, and other interests.
(6)From time to time, Global Atlantic makes investments with counterparties that are managed by or are affiliates of KKR. As of December 31, 2025 and
December 31, 2024, the carrying value reflects the elimination for the portion of applicable investments that are held in Asset Management and Strategic
Holdings consolidated investment vehicles and other entities.
(7)As of December 31, 2025 and December 31, 2024, investments of $11.5 billion and $8.3 billion, respectively, were accounted for using the equity method of accounting.
As of December 31, 2025 and 2024, there were no investments which represented greater than 5% of total investments.
Equity Method
KKR evaluates its equity method investments for which KKR has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the years ended December 31, 2025, 2024, and 2023, there were no impairment charges related to equity method investments.
Summarized Financial Information
KKR evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the U.S. Securities and Exchange Commission (the "SEC"). As of and for the years ended December 31, 2025,
2024, and 2023, no individual equity method investment held by KKR met the significance criteria. As such, KKR is not required to present separate financial statements for any of its equity method investments.
The following table shows summarized financial information relating to the statements of financial condition for all of
KKR's equity method investments assuming 100% ownership as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Asset Management and Strategic Holdings
Total Assets	$242,349,408	$252,104,471
Total Liabilities	$26,349,147	$63,141,812
Total Equity	$216,000,261	$188,962,659

Insurance
Total Assets	$33,584,130	$18,317,590
Total Liabilities	$19,753,905	$10,321,725
Total Equity	$13,830,225	$7,995,865

The following table shows summarized financial information relating to the statements of operations for all of KKR's equity method investments assuming 100% ownership for the years ended December 31, 2025, 2024, and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Asset Management and Strategic Holdings
Investment Related Revenues	$11,607,301	$17,725,187	$17,454,663
Other Revenues	69,918	1,300,377	854,595
Investment Related Expenses	5,848,257	13,254,876	18,623,867
Other Expenses	1,056,439	1,997,379	422,050
Net Realized and Unrealized Gains (Losses) from Investments	12,709,447	20,646,085	15,795,029
	$17,481,970	$24,419,394	$15,058,370

Insurance
Revenues	$8,876,691	$2,555,196	$416,360
Expenses	8,299,589	2,610,301	482,056
	$577,102	$(55,105)	$(65,696)

Net Income (Loss)	$18,059,072	$24,364,289	$14,992,674
Fixed Maturity Securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or Amortized Cost	Allowance for Credit Losses (1)(2)	Gross Unrealized		Fair Value
As of December 31, 2025			Gains	Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$525,418	$—	$973	$(115,321)	$411,070
U.S. State, Municipal and Political Subdivisions	3,171,012	—	4,681	(727,699)	2,447,994
Corporate	58,473,834	(108,859)	582,435	(5,443,107)	53,504,303
Residential Mortgage-Backed Securities, or “RMBS”	13,744,631	(115,766)	153,583	(233,783)	13,548,665
Commercial Mortgage-Backed Securities, or “CMBS”	8,277,196	(55,720)	71,001	(173,662)	8,118,815
CLOs	5,595,032	(2,660)	32,678	(18,993)	5,606,057
Asset-Backed Securities, or “ABSs”and Other Structured Securities	6,909,426	(5,659)	84,419	(38,034)	6,950,152
Total AFS Fixed Maturity Securities	$96,696,549	$(288,664)	$929,770	$(6,750,599)	$90,587,056
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment gains (losses)) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed maturity securities of $(5.8) million.

	Cost or Amortized Cost	Allowance for Credit Losses (1)(2)	Gross Unrealized		Fair Value
As of December 31, 2024			Gains	Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$2,576,106	$—	$227	$(184,926)	$2,391,407
U.S. State, Municipal and Political Subdivisions	4,774,108	—	5,290	(1,009,937)	3,769,461
Corporate	48,862,650	(99,616)	119,998	(6,943,765)	41,939,267
RMBS	10,964,553	(115,810)	54,319	(624,040)	10,279,022
CMBS	8,387,194	(44,024)	28,702	(381,505)	7,990,367
CLOs	4,106,046	(6,620)	24,177	(22,265)	4,101,338
ABSs and other structured securities	5,942,199	(9,252)	23,255	(167,108)	5,789,094
Total AFS Fixed Maturity Securities	$85,612,856	$(275,322)	$255,968	$(9,333,546)	$76,259,956

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
back to the issuers. Structured securities are shown separately as they have periodic payments and are not due at a single maturity.
The maturity distribution for AFS fixed maturity securities is as follows:

As of December 31, 2025	Cost or Amortized Cost (Net of Allowance)	Fair Value
Due in One Year or Less	$803,401	$793,191
Due After One Year Through Five Years	11,982,595	11,894,493
Due After Five Years Through Ten Years	15,283,985	15,448,054
Due After Ten Years	33,991,425	28,227,629
Subtotal	62,061,406	56,363,367
RMBS	13,628,864	13,548,665
CMBS	8,221,476	8,118,815
CLOs	5,592,372	5,606,057
ABSs and other structured securities	6,903,767	6,950,152
Total AFS Fixed Maturity Securities	$96,407,885	$90,587,056
Securities in a Continuous Unrealized Loss Position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$6,471	$(91)	$309,323	$(115,230)	$315,794	$(115,321)
U.S. State, Municipal and Political Subdivisions	63,324	(2,881)	2,218,719	(724,818)	2,282,043	(727,699)
Corporate	10,823,134	(318,232)	15,212,470	(5,124,875)	26,035,604	(5,443,107)
RMBS	924,438	(11,289)	2,394,460	(222,494)	3,318,898	(233,783)
CMBS	648,393	(8,421)	1,358,253	(165,241)	2,006,646	(173,662)
CLOs	445,694	(7,687)	175,420	(11,306)	621,114	(18,993)
ABSs and other structured securities	918,685	(8,027)	634,040	(30,007)	1,552,725	(38,034)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$13,830,139	$(356,628)	$22,302,685	$(6,393,971)	$36,132,824	$(6,750,599)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$2,150,669	$(110,280)	$203,661	$(74,646)	$2,354,330	$(184,926)
U.S. State, Municipal and Political Subdivisions	251,191	(4,816)	3,305,469	(1,005,121)	3,556,660	(1,009,937)
Corporate	12,959,540	(457,706)	18,491,535	(6,486,059)	31,451,075	(6,943,765)
RMBS	2,436,204	(62,488)	3,998,635	(561,552)	6,434,839	(624,040)
CMBS	1,006,250	(4,683)	3,737,990	(376,822)	4,744,240	(381,505)
CLOs	274,025	(1,630)	293,008	(20,635)	567,033	(22,265)
ABSs and other structured securities	740,528	(5,662)	3,714,552	(161,446)	4,455,080	(167,108)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$19,818,407	$(647,265)	$33,744,850	$(8,686,281)	$53,563,257	$(9,333,546)
Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $279.7 million and $557.4 million as of December 31, 2025 and 2024, respectively. The single largest unrealized loss on AFS fixed maturity securities was $43.8 million and $54.4 million as of December 31, 2025 and 2024, respectively. Global Atlantic had 4,294 and
5,966 securities in an unrealized loss position as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of
2,810 fixed maturity securities. AFS fixed maturity securities in an unrealized loss position for 12 months or more with an allowance for credit losses had a fair value and gross unrealized losses of $1.4 billion and $125.5 million, respectively, as of
December 31, 2025. These fixed maturity securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these fixed maturity securities since
Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of the following:

	December 31, 2025	December 31, 2024
Commercial Mortgage Loans(1)	$27,023,582	$25,263,148
Residential Mortgage Loans(1)	21,697,199	21,581,616
Consumer Loans(1)	3,927,619	4,848,208
Other Loan Receivables(1)(2)	1,598,711	1,672,513
Total Mortgage and Other Loan Receivables	$54,247,111	$53,365,485
Allowance for Credit Losses(3)	(608,494)	(614,408)
Total Mortgage and Other Loan Receivables, Net of Allowance for Credit Losses	$53,638,617	$52,751,077
(1)Includes $11.2 billion and $1.6 billion of loans carried at fair value using the fair value option as of December 31, 2025 and 2024, respectively. These loans had unpaid principal balances of $11.3 billion and $1.8 billion as of December 31, 2025 and 2024, respectively.
(2)As of December 31, 2025, other loan receivables consisted primarily of business loans, warehouse facility loans backed by agricultural mortgages, renewable energy development loans, loans collateralized by aircraft, and loans collateralized by residential mortgages, of $415.6 million, $368.5 million,
$347.2 million, $245.7 million, and $200.2 million, respectively. As of December 31, 2024, other loan receivables consisted primarily of renewable energy development loans, warehouse facility loans backed by agricultural mortgages, loans collateralized by aircraft, and loans collateralized by residential mortgages of $547.2 million, $503.0 million, $271.2 million, and $200.0 million, respectively.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(41.6) million and $(72.2) million as of December
31, 2025 and 2024, respectively.

The maturity distribution for residential and commercial mortgage loans was as follows as of December 31, 2025:

Years	Residential	Commercial	Total Mortgage Loans
2026	310,761	7,928,267	8,239,028
2027	502,096	8,745,648	9,247,744
2028	302,931	3,148,712	3,451,643
2029	7,694	2,011,718	2,019,412
2030	9,521	706,966	716,487
Thereafter	20,564,196	4,482,271	25,046,467
Total	$21,697,199	$27,023,582	$48,720,781
Actual maturities could differ from contractual maturities because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.
Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage Loans – Carrying Value by Geographic Region	December 31, 2025		December 31, 2024
South Atlantic	$12,800,157	26.3%	$13,215,065	28.2%
Pacific	11,597,170	23.8%	11,739,093	25.1%
Middle Atlantic	6,366,894	13.1%	5,841,960	12.5%
West South Central	5,653,175	11.6%	5,395,952	11.5%
Mountain	4,070,774	8.4%	4,001,411	8.5%
International	2,647,870	5.4%	—	—%
New England	1,745,938	3.6%	1,679,335	3.6%
East North Central	1,500,393	3.1%	1,505,688	3.2%
East South Central	999,681	2.1%	986,070	2.1%
West North Central	429,716	0.9%	455,503	1.0%
Other Regions	909,013	1.7%	2,024,687	4.3%
Total by Geographic Region	$48,720,781	100.0%	$46,844,764	100.0%

Mortgage Loans – Carrying Value by Property Type	December 31, 2025		December 31, 2024
Residential	$21,697,199	44.5%	$21,581,616	46.1%
Multi-Family	13,168,408	27.0%	12,793,478	27.3%
Industrial	6,565,358	13.5%	6,357,311	13.6%
Office Building	4,677,864	9.6%	4,468,303	9.5%
Other Property Types	1,609,220	3.3%	804,743	1.7%
Retail	869,227	1.8%	504,812	1.1%
Warehouse	133,505	0.3%	334,501	0.7%
Total by Property Type	$48,720,781	100.0%	$46,844,764	100.0%
As of December 31, 2025 and 2024, Global Atlantic had $318.4 million and $406.9 million of mortgage loans that were 90 days or more past due or are in the process of foreclosure, respectively, and have been classified as non-income producing
(i.e., in a non-accrual status). Global Atlantic ceases accrual of interest on loans that are more than 90 days past due or are in the process of foreclosure and recognizes income as cash is received.

Credit Quality Indicators
Mortgage and Consumer Loan Receivable Performance Status
The following table represents the portfolio of mortgage and consumer loan receivables by origination year and performance status as of December 31, 2025 and 2024:

	By Year of Origination
Performance Status as of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Year Ended December 31, 2025	$—	$—	$—	$—	$(1,824)	$(9,796)	$(11,620)

Current	$3,850,935	$5,015,588	$3,215,016	$5,163,206	$5,910,951	$3,822,886	$26,978,582
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	—	—
90 Days or More Past Due or in Process of Foreclosure	—	—	—	—	—	45,000	45,000
Total Commercial Mortgage Loans	$3,850,935	$5,015,588	$3,215,016	$5,163,206	$5,910,951	$3,867,886	$27,023,582
Residential Mortgage Loans
Gross Charge-Offs for the Year Ended December 31, 2025	$—	$(1,110)	$(726)	$(1,327)	$(149)	$(4,538)	$(7,850)

Current	$4,976,510	$6,334,704	$2,981,373	$1,689,316	$3,628,245	$1,357,231	$20,967,379
30 to 59 Days Past Due	52,368	117,945	78,904	24,199	33,931	39,770	347,117
60 to 89 Days Past Due	16,725	41,610	17,482	5,624	11,971	15,877	109,289
90 Days or More Past Due or in Process of Foreclosure	7,953	112,116	47,811	30,481	42,242	32,811	273,414
Total Residential Mortgage Loans	$5,053,556	$6,606,375	$3,125,570	$1,749,620	$3,716,389	$1,445,689	$21,697,199
Consumer Loans
Gross Charge-Offs for the Year Ended December 31, 2025	$(120)	$(7,198)	$(14,431)	$(18,485)	$(55,133)	$(41,338)	$(136,705)

Current	$31,390	$355,050	$385,236	$617,583	$1,123,889	$1,311,315	$3,824,463
30 to 59 Days Past Due	150	3,493	3,993	4,870	15,929	16,500	44,935
60 to 89 Days Past Due	117	2,318	3,035	3,583	8,398	9,477	26,928
90 Days or More Past Due or in Process of Foreclosure	160	3,107	3,965	6,419	8,050	9,592	31,293
Total Consumer Loans	$31,817	$363,968	$396,229	$632,455	$1,156,266	$1,346,884	$3,927,619
Total Mortgage and Consumer Loan Receivables	$8,936,308	$11,985,931	$6,736,815	$7,545,281	$10,783,606	$6,660,459	$52,648,400

	By Year of Origination
Performance Status as of December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Year Ended December 31, 2024	$—	$—	$(20,387)	$(80,798)	$(10,695)	$(51,598)	$(163,478)

Current	$4,626,771	$3,575,323	$6,012,774	$6,414,939	$559,931	$3,899,288	$25,089,026
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	42,335	42,335
90 Days or More Past Due or in Process of Foreclosure	—	—	—	96,787	—	35,000	131,787
Total Commercial Mortgage Loans	$4,626,771	$3,575,323	$6,012,774	$6,511,726	$559,931	$3,976,623	$25,263,148
Residential Mortgage Loans
Gross Charge-Offs for the Year Ended December 31, 2024	$(15)	$(7)	$(1,308)	$(2,565)	$(524)	$(697)	$(5,116)

Current	$8,277,782	$3,958,884	$1,948,869	$4,010,265	$1,192,287	$1,470,411	$20,858,498
30 to 59 Days Past Due	67,924	89,078	64,113	39,326	6,140	90,891	357,472
60 to 89 Days Past Due	20,388	24,336	10,303	11,554	325	23,597	90,503
90 Days or More Past Due or in Process of Foreclosure	9,550	42,672	36,404	64,990	9,235	112,292	275,143
Total Residential Mortgage Loans	$8,375,644	$4,114,970	$2,059,689	$4,126,135	$1,207,987	$1,697,191	$21,581,616
Consumer Loans
Gross Charge-Offs for the Year Ended December 31, 2024	$(1,345)	$(6,896)	$(22,614)	$(73,814)	$(19,872)	$(29,251)	$(153,792)

Current	$592,705	$454,890	$691,198	$1,394,197	$566,071	$1,050,090	$4,749,151
30 to 59 Days Past Due	860	2,444	3,433	22,069	4,090	14,816	47,712
60 to 89 Days Past Due	517	1,194	2,178	10,399	2,299	7,874	24,461
90 Days or More Past Due or in Process of Foreclosure	278	2,317	3,351	9,656	2,650	8,632	26,884
Total Consumer Loans	$594,360	$460,845	$700,160	$1,436,321	$575,110	$1,081,412	$4,848,208
Total Mortgage and Consumer Loan Receivables	$13,596,775	$8,151,138	$8,772,623	$12,074,182	$2,343,028	$6,755,226	$51,692,972
Loan-to-Value Ratio on Mortgage Loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of December 31, 2025 and 2024:

Loan-to-Value as of December 31, 2025, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2025	$3,662,392	$188,543	$—	$3,850,935
2024	4,865,317	150,271	—	5,015,588
2023	3,215,016	—	—	3,215,016
2022	4,719,340	408,918	34,948	5,163,206
2021	4,427,697	1,285,014	198,240	5,910,951
2020	376,593	89,762	34,974	501,329
Prior	3,057,650	83,147	225,760	3,366,557
Total Commercial Mortgage Loans	$24,324,005	$2,205,655	$493,922	$27,023,582

Loan-to-Value as of December 31, 2024, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2024	$4,487,814	$138,957	$—	$4,626,771
2023	3,575,323	—	—	3,575,323
2022	5,646,922	365,852	—	6,012,774
2021	4,931,730	1,429,694	150,302	6,511,726
2020	433,377	91,524	35,030	559,931
2019	1,145,297	54,501	39,308	1,239,106
Prior	2,538,853	53,510	145,154	2,737,517
Total Commercial Mortgage Loans	$22,759,316	$2,134,038	$369,794	$25,263,148
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
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 64% and 63% as of
December 31, 2025 and 2024, respectively.
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
relief, or maturity extensions.
The tables below present the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$190,313	$36,509	$68,859	$295,681	1.09%
Residential Mortgage Loans	2,623	—	—	2,602	5,225	0.02%
Consumer Loans	9,062	448	18,825	22,477	50,812	1.29%
Total(2)	$11,685	$190,761	$55,334	$93,938	$351,718
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Excludes loans that were modified during the year, but were repaid in full by year end.

Year Ended December 31, 2024 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$—	$—	$387,903	$387,903	1.54%
Residential Mortgage Loans	4,563	—	—	14,227	18,790	0.09%
Consumer Loans	2,795	901	29,865	50,963	84,524	1.74%
Total(2)	$7,358	$901	$29,865	$453,093	$491,217
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Excludes loans that were modified during the year, but were repaid in full by year end.

All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For commercial mortgage loans granted interest rate relief, this relief generally involved either a change from a floating rate or a decrease in fixed rate to a weighted average rate of 4.2% and 4.9% for the years ended December 31, 2025 and 2024, respectively. The maturity extensions for commercial mortgage loans added a weighted-average of 1.9 years and
2.9 years to the life of the loans, for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025,
Global Atlantic has commitments to lend additional funds of $16.9 million for the modified commercial mortgage loans disclosed above.
The table below presents the performance status of the loans modified during the twelve months ended December 31,
2025:

Performance Status as of December 31, 2025 by Loan Type	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due or in Process of Foreclosure	Total
Commercial Mortgage Loans	$295,681	$—	$—	$—	$295,681
Residential Mortgage Loans	3,557	441	—	1,227	5,225
Consumer Loans	35,953	8,091	3,798	2,970	50,812
Total(1)	$335,191	$8,532	$3,798	$4,197	$351,718
(1)Loans may have been modified more than once during the twelve months period; in this circumstance, the loan is only included once in this table.
Modified loans that were subsequently repaid are excluded.
Repurchase Agreement Transactions
As of December 31, 2025 and December 31, 2024, Global Atlantic participated in repurchase agreements with a notional value of $663.8 million and $261.4 million, respectively. As collateral for these transactions, Global Atlantic typically posts AFS fixed maturity securities and/or mortgage and other loan receivables, which are included in Insurance – Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in Other Liabilities in the consolidated statements of financial condition.
The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of December 31, 2025 and December 31, 2024 is presented in the following tables:

As of December 31, 2025	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$8,631	$312,404	$390,974	$712,009
Total Assets Pledged	$—	$8,631	$312,404	$390,974	$712,009

As of December 31, 2024	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$4,266	$71,170	$195,691	$271,127
Total Assets Pledged	$—	$4,266	$71,170	$195,691	$271,127
Other Pledges and Restrictions
Certain Global Atlantic subsidiaries are members of regional banks in the Federal Home Loan Banks ("FHLB") system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $122.0 million and
$117.8 million (accounted for at cost basis) of stock in FHLBs as of December 31, 2025 and 2024, respectively. In addition,
Global Atlantic insurance company subsidiaries have entered into funding agreements with the FHLB, which require that
Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $7.1 billion and $4.6 billion as of December 31, 2025 and 2024, respectively.
The capital stock of one of Global Atlantic’s equity method investments has been pledged as collateral security for the due payment and performance of the debt obligations of the investee. Global Atlantic’s investment subject to this pledge had a carrying value of $873.6 million and $834.4 million as of December 31, 2025 and 2024, respectively.

Insurance – Statutory Deposits
As of December 31, 2025 and 2024, the carrying value of the assets on deposit with various state and U.S. governmental authorities were $145.1 million and $141.1 million, respectively.
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
Global Atlantic hedges interest rate and equity market risks associated with its insurance liabilities including fixed-indexed annuities, indexed universal life policies, variable annuity policies, and variable universal life policies, among others. For fixed-
indexed annuities and indexed universal life policies, Global Atlantic generally seeks to use static hedges to offset the exposure primarily created by changes in its embedded derivative balances. Global Atlantic generally purchases options which replicate the crediting rate strategies, often in the form of call spreads. Call spreads are the purchase of a call option matched by the sale of a different call option. For variable annuities and variable universal life policies, Global Atlantic generally seeks to dynamically hedge its exposure to changes in the value of the guarantee it provides to policyholders. Doing so requires the active trading of several financial instruments to respond to changes in market conditions. In addition, Global Atlantic enters into inflation swaps to manage inflation risk associated with inflation-indexed preneed policies.
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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $49.9 million and $135.7 million as of December 31, 2025 and 2024, respectively.
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
The fair value and notional value of the derivative assets and liabilities were as follows:

As of December 31, 2025	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$24,638,928	$179,920	$1,034,543
Other Derivatives	395,000	9,905	—
Total Asset Management and Strategic Holdings	$25,033,928	$189,825	$1,034,543

Insurance
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate Contracts	$13,455,830	$74,363	$317,096
Foreign Currency Contracts	6,074,755	27,045	112,226
Total Derivatives Designated as Hedge Accounting Instruments	$19,530,585	$101,408	$429,322
Derivatives Not Designated as Hedge Accounting Instruments:
Equity Market Contracts	$41,859,071	$2,676,076	$118,582
Interest Rate Contracts	17,525,214	310,503	322,404
Foreign Currency Contracts	4,325,825	31,860	223,470
Other Contracts	3,957	9,462	4,995
Total Derivatives Not Designated as Hedge Accounting Instruments	$63,714,067	$3,027,901	$669,451
Counterparty Netting(2)	—	(615,081)	(615,081)
Cash Collateral	—	(2,208,206)	(47,447)
Total Insurance(1)	$83,244,652	$306,022	$436,245

Fair Value Included Within Total Assets and Liabilities	$108,278,580	$495,847	$1,470,788
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $78.9 million and the fair value of these embedded derivatives related to liabilities was $5.6 billion as of December 31, 2025.
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
The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the foreign exchange derivative contracts related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the foreign exchange derivative contracts. The amortized cost of the AFS fixed maturity securities in qualifying foreign exchange fair value hedges was $3.7 billion and $2.1 billion as of December 31, 2025 and 2024, respectively.
Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with certain debt and policy liabilities. These fair value hedges generally qualify for the shortcut method of assessing hedge effectiveness. The following table presents the financial statement classification, carrying amount, and cumulative fair value hedging adjustments for qualifying hedged debt and policy liabilities:

	As of December 31, 2025		As of December 31, 2024
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)
Debt	$3,572,318	$(123,471)	$2,279,261	$(233,202)
Policy Liabilities	3,647,117	(99,239)	4,453,766	(204,435)
(1)Includes $154.6 million and $193.3 million of hedging adjustments on discontinued hedging relationships as of December 31, 2025 and 2024, respectively.

Cash Flow Hedges
Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS fixed maturity securities in cash flow hedges. These arrangements are hedging purchases through January 2030 and are expected to affect earnings until 2057. Regression analysis is used to assess the effectiveness of these hedges.
As of December 31, 2025 and 2024, there was a cumulative gain (loss) of $(213.9) million and $(249.7) million, respectively, on the currently designated bond forwards recorded in accumulated other comprehensive income (loss).
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
As of December 31, 2025 and 2024, there was a cumulative gain (loss) of $(22.3) million and $(60.8) million on the currently designated interest rate swaps recorded in accumulated other comprehensive income (loss), respectively. Amounts deferred in accumulated other comprehensive gain (loss) are reclassified to net investment income in the same period during which the hedged investments affect earnings.
Global Atlantic has designated foreign exchange swaps to hedge the foreign exchange risk associated with certain policy liabilities in cash flow hedges. The critical terms of the swaps match those of the hedged liabilities, such that the respective hedging relationship is expected to be perfectly effective (pursuant to ASC 815-20-25-84).
As of December 31, 2025, there was a cumulative gain (loss) of $(1.7) million on the currently designated foreign exchange swaps recorded in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss are reclassified to net policy benefits and claims in the same period during which the hedged policy liabilities affect earnings due to changes in spot foreign exchange rates. The amount reclassified from accumulated other comprehensive loss for the swap designated in the hedge comprises changes in its fair value due to changes in spot exchange rates and an allocated portion of its initial spot-forward difference.
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
Changes in the fair value of the swaps are recognized in other comprehensive income, consistent with the translation adjustment for the hedged investment. The component comprising the difference between forward rates and spot rates is amortized to net investment income over the life of the swaps. As of December 31, 2025 and 2024, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income related to net investment hedges was
$(14.1) million and $(25.3) million, respectively.
Derivative Results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable. None of the Asset Management and Strategic Holdings derivatives are designated as hedge accounting instruments. The table below includes only derivatives held by Global Atlantic.

	Year Ended December 31, 2025
	Net Investment- Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$22,068	$64,173	$—
Foreign Currency Contracts	(286,743)	4,370	—	—	21,441
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$(286,743)	$4,370	$22,068	$64,173	$21,441
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$(22,068)	$(64,173)	$—
Foreign Currency Contracts	287,895	—	—	—	—
Total Gains (Losses) on Hedged Items	$287,895	$—	$(22,068)	$(64,173)	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$23,207	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$23,207	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$24,359	$4,370	$—	$—	$21,441
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$(9,163)	$—	$(1,748)
Interest Rate Contracts	—	(10,612)	—	—	74,346
Total Gains (Losses) on Cash Flow Hedges	$—	$(10,612)	$(9,163)	$—	$72,598
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$2,240	$—	$—	$11,223
Total Gains (Losses) on Net Investment Hedges	$—	$2,240	$—	$—	$11,223
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$(47,029)	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	(521,690)	—	—	—	—
Equity Index Options	926,268	—	—	—	—
Equity Futures Contracts	(51,443)	—	—	—	—
Interest Rate Contracts	86,222	—	—	—	—
Foreign Exchange and Other Derivative Contracts	(214,414)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$177,914	$—	$—	$—	$—
Total	$202,273	$(4,002)	$(9,163)	$—	$105,262

	Year Ended December 31, 2024
	Net Investment- Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(108,622)	$(134,580)	$—
Foreign Currency Contracts	119,618	4,551	—	—	(10,977)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$119,618	$4,551	$(108,622)	$(134,580)	$(10,977)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$108,622	$134,580	$—
Foreign Currency Contracts	(117,318)	—	—	—	—
Total Gains (Losses) on Hedged Items	$(117,318)	$—	$108,622	$134,580	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$20,145	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$20,145	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$22,445	$4,551	$—	$—	$(10,977)
Cash Flow Hedges
Interest Rate Contracts	$—	$(6,043)	$—	$—	$(183,626)
Total Gains (Losses) on Cash Flow Hedges	$—	$(6,043)	$—	$—	$(183,626)
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$1,388	$—	$—	$(25,344)
Total Gains (Losses) on Net Investment Hedges	$—	$1,388	$—	$—	$(25,344)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$37,226	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	350,241	—	—	—	—
Equity Index Options	567,543	—	—	—	—
Equity Futures Contracts	(87,484)	—	—	—	—
Interest Rate Contracts	(569,315)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	99,271	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$397,482	$—	$—	$—	$—
Total	$419,927	$(104)	$—	$—	$(219,947)

	Year Ended December 31, 2023
	Net Investment- Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(53,870)	$(20,410)	$—
Foreign Currency Contracts	(88,384)	—	—	—	9,119
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$(88,384)	$—	$(53,870)	$(20,410)	$9,119
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$53,870	$20,410	$—
Foreign Currency Contracts	80,210	—	—	—	—
Total Gains (Losses) on Hedged Items	$80,210	$—	$53,870	$20,410	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$28,345	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$28,345	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$20,171	$—	$—	$—	$9,119
Cash Flow Hedges
Interest Rate Contracts	$—	$(1,381)	$—	$—	$33,446
Total Gains (Losses) on Cash Flow Hedges	$—	$(1,381)	$—	$—	$33,446
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$75,876	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	(1,040,463)	—	—	—	—
Equity Index Options	482,121	—	—	—	—
Equity Future Contracts	(116,766)	—	—	—	—
Interest Rate and Foreign Exchange Contracts	(101,376)	—	—	—	—
Other	(280)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$(700,888)	$—	$—	$—	$—
Total	$(680,717)	$(1,381)	$—	$—	$42,565

Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of December 31, 2025	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$3,129,309	$(2,823,287)	$306,022	$(511,452)	$(205,430)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,098,773	$(662,528)	$436,245	$723,701	$(287,456)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2024	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$2,346,562	$(2,285,211)	$61,351	$(157,782)	$(96,431)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,299,370	$(910,183)	$389,187	$504,665	$(115,478)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

9. FAIR VALUE MEASUREMENTS
The following tables summarize the valuation of assets and liabilities measured and reported at fair value by the fair value hierarchy. Investments classified as Equity Method – Other, for which the fair value option has not been elected, and Equity
Method – Capital Allocation-Based Income have been excluded from the tables below.
Assets, at fair value:

	December 31, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$1,129,094	$331,151	$48,038,163		$49,498,408
Credit	—	3,237,077	4,192,312		7,429,389
Investments of Consolidated CFEs	—	30,673,565	—		30,673,565
Real Assets	102,510	24,262	13,577,003		13,703,775
Other Investments	93,243	2,246	5,180,933		5,276,422
Total Investments (2) (3)	$1,324,847	$34,268,301	$70,988,411		$106,581,559
Foreign Exchange Contracts and Options	—	179,920	—		179,920
Other Derivatives	36	9,869	—		9,905
Total Assets at Fair Value – Asset Management and Strategic Holdings	$1,324,883	$34,458,090	$70,988,411		$106,771,384

Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$411,070	$—		$411,070
U.S. State, Municipal and Political Subdivisions	—	2,447,994	—		2,447,994
Corporate	—	38,840,214	14,664,089		53,504,303
Structured Securities	—	30,005,461	4,218,228		34,223,689
Total AFS Fixed Maturity Securities	$—	$71,704,739	$18,882,317		$90,587,056
Trading Fixed Maturity Securities	—	21,798,167	3,435,792		25,233,959
Mortgage and Other Loan Receivables	—	—	11,154,547		11,154,547
Real Assets	—	—	8,696,775	(1)	8,696,775
Other Investments	1,035,470	524,740	472,456	(1)	2,032,666
Funds Withheld Receivable at Interest	—	—	78,858		78,858
Reinsurance Recoverable	—	—	934,105		934,105
Derivative Assets	586	305,437	—		306,023
Separate Account Assets	3,841,403	—	—		3,841,403
Total Assets at Fair Value – Insurance	$4,877,459	$94,333,083	$43,654,850		$142,865,392

Total Assets at Fair Value	$6,202,342	$128,791,173	$114,643,261		$249,636,776

	December 31, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$816,229	$767,787	$34,452,417		$36,036,433
Credit	—	3,261,673	4,805,417		8,067,090
Investments of Consolidated CFEs	—	27,488,538	—		27,488,538
Real Assets	599,496	268,963	12,589,245		13,457,704
Other Investments	179,102	64,601	4,860,219		5,103,922
Total Investments (3)	$1,594,827	$31,851,562	$56,707,298		$90,153,687
Foreign Exchange Contracts and Options	—	511,513	—		511,513
Other Derivatives	42	8,402	—		8,444
Total Assets at Fair Value – Asset Management and Strategic Holdings	$1,594,869	$32,371,477	$56,707,298		$90,673,644

Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$2,391,407	$—		$2,391,407
U.S. State, Municipal and Political Subdivisions	—	3,769,461	—		3,769,461
Corporate	—	32,585,117	9,354,150		41,939,267
Structured Securities	—	25,851,177	2,308,644		28,159,821
Total AFS Fixed Maturity Securities	$—	$64,597,162	$11,662,794		$76,259,956
Trading Fixed Maturity Securities	—	19,337,734	2,081,507		21,419,241
Mortgage and Other Loan Receivables	—	—	1,611,109		1,611,109
Real Assets	—	—	8,121,139	(1)	8,121,139
Other Investments	207,281	269,250	103,823	(1)	580,354
Funds Withheld Receivable at Interest	—	—	125,887		125,887
Reinsurance Recoverable	—	—	940,731		940,731
Derivative Assets	5,316	56,035	—		61,351
Separate Account Assets	3,981,060	—	—		3,981,060
Total Assets at Fair Value – Insurance	$4,193,657	$84,260,181	$24,646,990		$113,100,828

Total Assets at Fair Value	$5,788,526	$116,631,658	$81,354,288		$203,774,472
(1)Real assets and other investments excluded from the fair value hierarchy table include certain funds for which fair value is measured at net asset value per share as a practical expedient. As of December 31, 2025 and December 31, 2024, the fair value of these real assets were $25.3 million and $34.5 million, respectively, and other investments were $334.7 million and $4.3 million, respectively. These fund investments have strategies primarily focused on real assets (primarily real estate) or other investments and are subject to certain restrictions on redemption. As of both December 31, 2025 and
December 31, 2024, there were $1.3 million of unfunded commitments associated with real assets, and as of December 31, 2025 and December 31,
2024, $5.0 million and $1.5 million associated with these other investments, respectively.
(2)Certain investments that are measured at fair value using NAV as a practical expedient under ASC 820 have not been categorized in the fair value hierarchy. As of December 31, 2025, the fair value of these assets is $355.1 million. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Financial Condition.
(3)As of December 31, 2025 and December 31, 2024, the fair value of Equity Method investments is $2.3 billion and  $1.8 billion, respectively.
(4)Represents netting of derivative exposures covered by qualifying master netting agreements.

Liabilities, at fair value:

	December 31, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$134,669	$—	$—		$134,669
Foreign Exchange Contracts and Options	—	1,034,543	—		1,034,543
Unfunded Revolver Commitments	—	—	93,289	(1)	93,289
Debt Obligations of Consolidated CFEs	—	30,227,885	—		30,227,885
Total Liabilities at Fair Value – Asset Management and Strategic Holdings	$134,669	$31,262,428	$93,289		$31,490,386

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,608,580	(3)	$1,608,580
Closed Block Policy Liabilities	—	—	983,855		983,855
Funds Withheld Payable at Interest	—	—	(2,275,854)		(2,275,854)
Derivative Instruments Payable	918	435,327	—		436,245
Embedded Derivative – Interest-Sensitive Life Products	—	—	485,025		485,025
Embedded Derivative – Annuity Products	—	—	7,355,480		7,355,480
Total Liabilities at Fair Value – Insurance	$918	$435,327	$8,157,086		$8,593,331

Total Liabilities at Fair Value	$135,587	$31,697,755	$8,250,375		$40,083,717

	December 31, 2024
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$109,168	$—	$—		$109,168
Foreign Exchange Contracts and Options	—	131,339	—		131,339
Unfunded Revolver Commitments	—	—	96,848	(1)	96,848
Debt Obligations of Consolidated CFEs	—	27,150,809	—		27,150,809
Total Liabilities at Fair Value – Asset Management and Strategic Holdings	$109,168	$27,282,148	$96,848		$27,488,164

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,279,794	(3)	$1,279,794
Closed Block Policy Liabilities	—	—	988,320		988,320
Funds Withheld Payable at Interest	—	—	(2,797,544)		(2,797,544)
Derivative Instruments Payable	438	388,749	—		389,187
Embedded Derivative – Interest-Sensitive Life Products	—	—	491,818		491,818
Embedded Derivative – Annuity Products	—	—	5,481,063		5,481,063
Total Liabilities at Fair Value – Insurance	$438	$388,749	$5,443,451		$5,832,638

Total Liabilities at Fair Value	$109,606	$27,670,897	$5,540,299		$33,320,802
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.
(3)Includes market risk benefit of $1.3 billion and $1.0 billion as of December 31, 2025 and December 31, 2024, respectively.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the years ended December 31, 2025 and 2024, respectively.

	For the Year Ended December 31, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Issuances/ Sales/ Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets (1)
Asset Management and Strategic Holdings
Private Equity	$34,452,418	$2,267,408	$—	$(14,136)	$7,158,457	$4,174,016	$—	$48,038,163	$4,216,130	$—
Credit	4,805,417	—	48,211	—	(608,890)	(52,426)	—	4,192,312	9,205	—
Real Assets	12,589,245	—	—	—	726,212	261,546	—	13,577,003	259,828	—
Other Investments	4,860,219	—	29,648	(24,594)	124,814	190,846	—	5,180,933	183,691	—
Total Assets – Asset Management and Strategic Holdings	$56,707,299	$2,267,408	$77,859	$(38,730)	$7,400,593	$4,573,982	$—	$70,988,411	$4,668,854	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$9,354,150	$—	$366,857	$(8,653)	$4,710,642	$116,570	$124,523	$14,664,089	$—	$88,090
Structured Securities	2,308,644	—	12,296	(79,818)	1,881,689	28,692	66,725	4,218,228	—	57,830
Total AFS Fixed Maturity Securities	$11,662,794	$—	$379,153	$(88,471)	$6,592,331	$145,262	$191,248	$18,882,317	$—	$145,920
Trading Fixed Maturity Securities	2,081,507	—	117,248	(26,817)	1,283,809	(19,955)	—	3,435,792	(19,626)	—
Mortgage and Other Loan Receivables	1,611,109	—	—	—	9,348,963	194,475	—	11,154,547	136,953	—
Real Assets	8,121,139	—	—	—	466,127	109,509	—	8,696,775	89,511	—
Other Investments	103,823	—	—	—	389,842	(21,209)	—	472,456	(32,107)	—
Funds Withheld Receivable at Interest	125,887	—	—	—	—	(47,029)	—	78,858	—	—
Reinsurance Recoverable	940,731	—	—	—	(5,779)	(847)	—	934,105	—	—
Total Assets – Insurance	$24,646,990	$—	$496,401	$(115,288)	$18,075,293	$360,206	$191,248	$43,654,850	$174,731	$145,920

Total	$81,354,289	$2,267,408	$574,260	$(154,018)	$25,475,886	$4,934,188	$191,248	$114,643,261	$4,843,585	$145,920

	For the Year Ended December 31, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Issuances/ Sales/ Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets (1)
Asset Management and Strategic Holdings
Private Equity	$32,358,353	$(1,064,234)	$9,042	$(473,452)	$1,501,319	$2,121,390	$—	$34,452,418	$2,085,020	$—
Credit	5,452,923	151,713	185,716	(115,891)	(589,788)	(279,256)	—	4,805,417	(131,728)	—
Real Assets	11,365,233	934,530	—	(2,077)	180,419	111,140	—	12,589,245	16,955	—
Other Investments	4,297,344	—	—	(8,106)	637,033	(66,229)	177	4,860,219	(162,034)	177
Total Assets – Asset Management and Strategic Holdings	$53,473,853	$22,009	$194,758	$(599,526)	$1,728,983	$1,887,045	$177	$56,707,299	$1,808,213	$177

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$8,571,003	$—	$—	$(301)	$822,496	$(144,561)	$105,513	$9,354,150	$—	$39,834
Structured Securities	1,830,000	—	95,965	(53,297)	347,284	36,153	52,539	2,308,644	—	68,924
Total AFS Fixed Maturity Securities	$10,401,003	$—	$95,965	$(53,598)	$1,169,780	$(108,408)	$158,052	$11,662,794	$—	$108,758
Trading Fixed Maturity Securities	1,250,161	—	124,982	(66,767)	675,686	97,445	—	2,081,507	39,464	—
Mortgage and Other Loan Receivables	697,402	—	—	—	877,418	36,289	—	1,611,109	44,887	—
Real Assets	4,815,265	—	—	—	3,412,986	(107,112)	—	8,121,139	(117,906)	—
Other Investments	126,008	—	—	—	4,067	(26,252)	—	103,823	(52,911)	—
Funds Withheld Receivable at Interest	88,661	—	—	—	—	37,226	—	125,887	—	—
Reinsurance Recoverable	926,035	—	—	—	(4,514)	19,210	—	940,731	—	—
Total Assets – Insurance	$18,304,535	$—	$220,947	$(120,365)	$6,135,423	$(51,602)	$158,052	$24,646,990	$(86,466)	$108,758

Total	$71,778,388	$22,009	$415,705	$(719,891)	$7,864,406	$1,835,443	$158,229	$81,354,289	$1,721,747	$108,935
(1)As of December 31, 2025 and December 31, 2024, the fair value of Equity Method investments is $2.1 billion and $1.4 billion, respectively.

	For the Year Ended December 31, 2025
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/Sales/ Settlements
Assets (1)
Asset Management and Strategic Holdings
Private Equity	$8,833,839	$—	$(1,675,382)	$—	$7,158,457
Credit	1,329,753	—	(1,772,556)	(166,087)	(608,890)
Real Assets	1,415,178	—	(688,966)	—	726,212
Other Investments	707,702	—	(507,742)	(75,146)	124,814
Total Assets – Asset Management and Strategic Holdings	$12,286,472	$—	$(4,644,646)	$(241,233)	$7,400,593

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$7,612,518	$—	$(994,037)	$(1,907,839)	$4,710,642
Structured Securities	2,929,768	—	(108,161)	(939,918)	1,881,689
Total AFS Fixed Maturity Securities	$10,542,286	$—	$(1,102,198)	$(2,847,757)	$6,592,331
Trading Fixed Maturity Securities	1,927,807	—	(371,940)	(272,058)	1,283,809
Mortgage and Other Loan Receivables	12,669,707	—	(2,914,971)	(405,773)	9,348,963
Real Assets	523,583	—	(57,456)	—	466,127
Other Investments	419,576	—	(29,546)	(188)	389,842
Reinsurance Recoverable	—	—	—	(5,779)	(5,779)
Total Assets – Insurance	$26,082,959	$—	$(4,476,111)	$(3,531,555)	$18,075,293

Total	$38,369,431	$—	$(9,120,757)	$(3,772,788)	$25,475,886

	For the Year Ended December 31, 2024
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/Sales/ Settlements
Assets (1)
Asset Management and Strategic Holdings
Private Equity	$2,818,931	$—	$(1,317,612)	$—	$1,501,319
Credit	1,501,342	—	(1,695,730)	(395,400)	(589,788)
Real Assets	1,956,315	—	(1,775,896)	—	180,419
Other Investments	3,638,756	—	(2,909,514)	(92,209)	637,033
Total Assets – Asset Management and Strategic Holdings	$9,915,344	$—	$(7,698,752)	$(487,609)	$1,728,983

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$3,852,070	$—	$(1,239,285)	$(1,790,289)	$822,496
Structured Securities	995,608	—	(11,931)	(636,393)	347,284
Total AFS Fixed Maturity Securities	$4,847,678	$—	$(1,251,216)	$(2,426,682)	$1,169,780
Trading Fixed Maturity Securities	1,488,323	—	(433,882)	(378,755)	675,686
Mortgage and Other Loan Receivables	1,065,772	—	(2,487)	(185,867)	877,418
Real Assets	3,431,726	—	(18,740)	—	3,412,986
Other Investments	4,465	—	—	(398)	4,067
Reinsurance Recoverable	—	—	—	(4,514)	(4,514)
Total Assets – Insurance	$10,837,964	$—	$(1,706,325)	$(2,996,216)	$6,135,423

Total	$20,753,308	$—	$(9,405,077)	$(3,483,825)	$7,864,406
(1)As of December 31, 2025 and December 31, 2024, the Net Purchase/Issuance/Sales/Settlements of Equity Method investments is $688.1 million and
($51.4) million, respectively.

	For the Year Ended December 31, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Sales/ Settlements/ Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$96,848	$—	$—	$—	$—	$(3,559)	$—	$93,289	$(3,559)
Total Liabilities – Asset Management and Strategic Holdings	$96,848	$—	$—	$—	$—	$(3,559)	$—	$93,289	$(3,559)

Insurance
Policy Liabilities	$1,279,794	$—	$—	$—	$97,058	$194,503	$37,225	$1,608,580	$—
Closed Block Policy Liabilities	988,320	—	—	—	8,211	(11,071)	(1,605)	983,855	—
Funds Withheld Payable at Interest	(2,797,544)	—	—	—	—	521,690	—	(2,275,854)	—
Embedded Derivative – Interest- Sensitive Life Products	491,818	—	—	—	(122,969)	116,176	—	485,025	—
Embedded Derivative – Annuity Products	5,481,063	—	—	—	682,301	1,192,116	—	7,355,480	—
Total Liabilities – Insurance	$5,443,451	$—	$—	$—	$664,601	$2,013,414	$35,620	$8,157,086	$—

Total	$5,540,299	$—	$—	$—	$664,601	$2,009,855	$35,620	$8,250,375	$(3,559)

	For the Year Ended December 31, 2024
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Sales/ Settlements/ Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$94,683	$—	$—	$—	$—	$2,165	$—	$96,848	$2,165
Total Liabilities – Asset Management and Strategic Holdings	$94,683	$—	$—	$—	$—	$2,165	$—	$96,848	$2,165

Insurance
Policy Liabilities	$1,474,970	$—	$—	$—	$44,891	$(268,545)	$28,478	$1,279,794	$—
Closed Block Policy Liabilities	968,554	—	—	—	5,652	16,870	(2,756)	988,320	—
Funds Withheld Payable at Interest	(2,447,303)	—	—	—	—	(350,241)	—	(2,797,544)	—
Embedded Derivative – Interest- Sensitive Life Products	458,302	—	—	—	(100,797)	134,313	—	491,818	—
Embedded Derivative – Annuity Products	3,587,371	—	—	—	1,109,304	784,388	—	5,481,063	—
Total Liabilities – Insurance	$4,041,894	$—	$—	$—	$1,059,050	$316,785	$25,722	$5,443,451	$—

Total	$4,136,577	$—	$—	$—	$1,059,050	$318,950	$25,722	$5,540,299	$2,165

	Year Ended December 31, 2025
	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—
Total Liabilities – Asset Management and Strategic Holdings	$—	$—	$—

Insurance
Policy Liabilities	$113,802	$(16,744)	$97,058
Closed Block Policy Liabilities	8,211	—	8,211
Embedded Derivative – Interest-Sensitive Life Products	—	(122,969)	(122,969)
Embedded Derivative – Annuity Products	1,053,194	(370,893)	682,301
Total Liabilities – Insurance	$1,175,207	$(510,606)	$664,601

Total	$1,175,207	$(510,606)	$664,601

	Year Ended December 31, 2024
	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—
Total Liabilities – Asset Management and Strategic Holdings	$—	$—	$—

Insurance
Policy Liabilities	$59,211	$(14,320)	$44,891
Closed Block Policy Liabilities	5,652	—	5,652
Embedded Derivative – Interest-Sensitive Life Products	—	(100,797)	(100,797)
Embedded Derivative – Annuity Products	1,375,081	(265,777)	1,109,304
Total Liabilities – Insurance	$1,439,944	$(380,894)	$1,059,050

Total	$1,439,944	$(380,894)	$1,059,050

Total realized and unrealized gains and losses recorded for Asset Management and Strategic Holdings – Level III assets and liabilities are reported in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations while Insurance – Level III assets and liabilities are reported in Net Investment Gains and Policy Benefits and Claims
in the accompanying consolidated statements of operations.
The following table presents additional information about valuation methodologies and significant unobservable inputs used for the consolidated financial assets and liabilities that are measured and reported at fair value and categorized within
Level III as of December 31, 2025. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value December 31, 2025	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Private Equity	$48,038,163	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	5.9%	5.0% - 20.0%	Decrease
			Weight Ascribed to Market Comparables	28.5%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	60.5%	0.0% - 100.0%	(5)
			Weight Ascribed to Transaction Price/Other	11.0%	0.0% - 100.0%	(6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	16.6x	5.9x - 40.1x	Increase
			Enterprise Value/Forward EBITDA Multiple	14.3x	7.4x - 23.2x	Increase
		Discounted cash flow	Discount Rate	9.5%	5.6% - 15.0%	Decrease
			Enterprise Value/EBITDA Exit Multiple	14.7x	7.0x - 27.6x	Increase

Credit	$4,192,312	Yield Analysis	Yield	10.5%	3.0% - 23.3%	Decrease
			Net Leverage	6.2x	0.7x -18.5x	Decrease
			EBITDA Multiple	8.9x	5.8x - 14.3x	Increase

Real Assets	$13,577,003
		Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	10.6%	5.0% - 15.0%	Decrease
			Weight Ascribed to Direct Income Capitalization	6.2%	0.0% - 100.0%	(7)
			Weight Ascribed to Discounted Cash Flow	82.4%	0.0% - 100.0%	(5)
			Weight Ascribed to Market Comparables/Other	11.4%	0.0% - 100.0%	(4) (6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	6.6x	4.3x - 12.7x	Increase
			Enterprise Value/Forward EBITDA Multiple	10.4x	4.3x - 20.4x	Increase
		Direct income capitalization	Current Capitalization Rate	5.4%	3.4% - 7.2%	Decrease
		Discounted cash flow	Exit Capitalization Rate	5.7%	3.1% - 8.8%	Decrease
			Unlevered Discount Rate	7.2%	2.8% - 10.3%	Decrease
			Discount Rate	9.7%	5.9% - 12.7%	Decrease
			Enterprise Value/EBITDA Exit Multiple	16.3x	10.0x - 22.0x	Increase

Other Investments	$5,180,933	(8)	Inputs to market comparables, discounted cash flow and transaction price	Illiquidity Discount	9.0%	5.0% - 15.0%	Decrease
				Weight Ascribed to Market Comparables	32.0%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	55.0%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	13.0%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.4x	3.3x - 21.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	10.6x	4.0x - 16.0x	Increase
			Discounted cash flow	Discount Rate	13.2%	3.5% - 43.7%	Decrease
				Enterprise Value/EBITDA Exit Multiple	10.5x	8.3x - 12.5x	Increase

INSURANCE(9)

Corporate Fixed Maturity Securities	$17,185,841		Discounted cash flow	Discount Spread	2.7%	0.3% - 5.2%	Decrease

Structured Securities	$5,132,268		Discounted cash flow	Discount Spread	2.2%	1.4% - 5.2%	Decrease

Mortgage and Other Loan Receivables	$11,154,547		Discounted cash flow	Discount Spread	2.6%	0.6% - 4.5%	Decrease

Real Assets	$8,696,775		Discounted cash flow	Discount Rate	7.2%	6.5% - 8.2%	Decrease
				Terminal Capitalization Rate	5.8%	5.0% - 7.3%	Decrease

Reinsurance Recoverable	$934,105		Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.3	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by	Increase
			Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
				Cost of Capital	9.5%	3.7% - 13.9%	Increase
			Discounted cash flow	Mortality Rate	5.7%		Increase
				Surrender Rate	2.0%		Increase
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
(8)Consists primarily of investments in common stock, preferred stock, warrants and options of companies that are not private equity, real assets, credit, equity method - other, or investments of consolidated CFEs.

(9)The funds withheld receivable at interest has been excluded from the above table. As discussed in Note 12 – Reinsurance, the funds withheld receivable at interest is created through funds withheld contracts. The assets supporting these receivables were held in trusts for the benefit of Global Atlantic.
Accordingly, the unobservable inputs utilized in the valuation of the embedded derivative are a component of the invested assets supporting the funds withheld reinsurance agreements.

Level III Liabilities	Fair Value December 31, 2025	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Unfunded Revolver Commitments	$93,289	Yield Analysis	Discount Rate	7.6%	0.1% - 14.8%	Decrease

INSURANCE(4)

Policy Liabilities	$1,608,580	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	0.6%	0.4% - 0.7%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.4%	4.2% - 7.9%	Decrease
			Mortality Rate	4.9%	3.5% - 9.1%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Instrument-specific Credit Risk (10 and 30 Year)		0.6% / 0.6%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.6%	0.5% - 28.0%	Decrease
			Surrender Rate	3.7%	0.1% - 36.0%	Decrease

Closed Block Policy Liabilities	$983,855	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.3	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by	Increase
			Instrument-Specific Credit Risk	0.5%	0.4% - 0.6%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.5%	3.7% - 13.9%	Increase
		Discounted cash flow	Mortality Rate	5.7%		Increase
			Surrender Rate	2.0%		Increase

Level III Liabilities	Fair Value December 31, 2025	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact to Valuation from an Increase in Input (3)
Embedded Derivative – Interest-Sensitive Life Products	$485,025	Policy persistency is a significant unobservable input.	Lapse Rate	3.2%		Decrease
			Mortality Rate	0.9%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption	3.5%		Increase
			Instrument-Specific Credit Risk	0.5%	0.4% - 0.6%	Decrease

Embedded Derivative – Annuity Products	$7,355,480	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-Indexed Annuity	96.5%		Increase
			Surrender Rate:
			Retail FIA	13.4%		Increase
			Institutional FIA	20.5%		Decrease
			Mortality Rate:
			Retail FIA	2.8%		Decrease
			Institutional FIA	1.7%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption:
			Retail FIA	3.1%		Increase
			Institutional FIA	3.9%		Increase
			Instrument-Specific Credit Risk	0.5%	0.4% - 0.6%	Decrease
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
The following tables present carrying amounts and fair values of Global Atlantic’s financial instruments which are not carried at fair value as of December 31, 2025 and 2024:

		Fair Value Hierarchy
As of December 31, 2025	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$42,484,070	$—	$—	$41,892,590	$41,892,590
Policy Loans	1,651,870	—	—	1,622,702	1,622,702
FHLB Common Stock and Other Investments	165,117	—	—	165,117	165,117
Funds Withheld Receivables at Interest	2,245,488	—	2,245,488	—	2,245,488
Cash and Cash Equivalents	7,511,273	7,511,273	—	—	7,511,273
Restricted Cash and Cash Equivalents	211,610	211,610	—	—	211,610
Total Financial Assets	$54,269,428	$7,722,883	$2,245,488	$43,680,409	$53,648,780
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$66,755,852	$—	$53,979,665	$12,388,101	$66,367,766
Funds Withheld Payables at Interest	49,098,598	—	49,098,598	—	49,098,598
Debt Obligations	3,820,407	—	—	3,886,916	3,886,916
Securities Sold Under Agreements to Repurchase	664,249	—	664,249	—	664,249
Total Financial Liabilities	$120,339,106	$—	$103,742,512	$16,275,017	$120,017,529

		Fair Value Hierarchy
As of December 31, 2024	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$51,139,968	$—	$—	$49,542,913	$49,542,913
Policy Loans	1,622,958	—	—	1,557,776	1,557,776
FHLB Common Stock and Other Investments	166,919	—	—	166,919	166,919
Funds Withheld Receivables at Interest	2,411,971	—	2,411,971	—	2,411,971
Cash and Cash Equivalents	6,343,445	6,343,445	—	—	6,343,445
Restricted Cash and Cash Equivalents	350,512	350,512	—	—	350,512
Total Financial Assets	$62,035,773	$6,693,957	$2,411,971	$51,267,608	$60,373,536
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$59,880,083	$—	$51,914,709	$7,088,877	$59,003,586
Funds Withheld Payables at Interest	46,759,454	—	46,759,454	—	46,759,454
Debt Obligations	3,713,336	—	—	3,682,060	3,682,060
Securities Sold Under Agreements to Repurchase	261,396	—	261,396	—	261,396
Total Financial Liabilities	$110,614,269	$—	$98,935,559	$10,770,937	$109,706,496

10. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31, 2025	December 31, 2024
Assets (1)
Asset Management and Strategic Holdings
Credit	$456,999	$1,323,493
Investments of Consolidated CFEs	30,673,565	27,488,538
Real Assets	163,839	290,053
Private Equity	1,145,721	1,571,476
Other Investments	100,075	124,562
Total Asset Management and Strategic Holdings	$32,540,199	$30,798,122
Insurance
Fixed Maturity Securities	$458,463	$100,162
Mortgage and Other Loan Receivables	11,154,547	1,611,109
Real Assets	730,721	471,498
Other Investments	717,107	47,944
Reinsurance Recoverable	934,105	940,731
Total Insurance	$13,994,943	$3,171,444

Total	$46,535,142	$33,969,566

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$30,227,885	$27,150,809
Total Asset Management and Strategic Holdings	$30,227,885	$27,150,809
Insurance
Policy Liabilities	$1,242,659	$1,265,878
Total Insurance	$1,242,659	$1,265,878

Total	$31,470,544	$28,416,687
(1)As of December 31, 2025 and December 31, 2024, the fair value of Equity Method investments was $1.3 billion and $1.8 billion, respectively.

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	For the Year Ended December 31, 2025
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets (1)
Asset Management and Strategic Holdings
Credit	$(4,190)	$(12,831)	$(17,021)
Investments of Consolidated CFEs	(249,941)	(408,109)	(658,050)
Real Assets	683	20,430	21,113
Private Equity	51,920	(19,228)	32,692
Other Investments	(5,816)	1,086	(4,730)
Total Asset Management and Strategic Holdings	$(207,344)	$(418,652)	$(625,996)
Insurance
Fixed Maturity Securities	$295	$(78,016)	$(77,721)
Mortgage and Other Loan Receivables	16,536	147,809	164,345
Real Assets	1,359	8,787	10,146
Other Investments	(463)	(51,259)	(51,722)
Total Insurance	$17,727	$27,321	$45,048

Total	$(189,617)	$(391,331)	$(580,948)

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(9,661)	$387,876	$378,215
Total Asset Management and Strategic Holdings	$(9,661)	$387,876	$378,215
Insurance
Policy Liabilities	$—	$18,109	$18,109
Total Insurance	$—	$18,109	$18,109

Total	$(9,661)	$405,985	$396,324

	For the Year Ended December 31, 2024
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets (1)
Asset Management and Strategic Holdings
Credit	$(30,456)	$5,968	$(24,488)
Investments of Consolidated CFEs	(61,580)	84,799	23,219
Real Assets	(8,865)	(118,631)	(127,496)
Private Equity	56,846	(58,366)	(1,520)
Other Investments	5,155	(3,957)	1,198
Total Asset Management and Strategic Holdings	$(38,900)	$(90,187)	$(129,087)
Insurance
Fixed Maturity Securities	$—	$—	$—
Mortgage and Other Loan Receivables	—	42,778	42,778
Real Assets	15,842	(29,385)	(13,543)
Other Investments	—	(15,119)	(15,119)
Total Insurance	$15,842	$(1,726)	$14,116

Total	$(23,058)	$(91,913)	$(114,971)

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(10,387)	$(58,952)	$(69,339)
Total Asset Management and Strategic Holdings	$(10,387)	$(58,952)	$(69,339)
Insurance
Policy Liabilities	$—	$84,672	$84,672
Total Insurance	$—	$84,672	$84,672

Total	$(10,387)	$25,720	$15,333

	For the Year Ended December 31, 2023
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets (1)
Asset Management and Strategic Holdings
Credit	$(68,282)	$48,709	$(19,573)
Investments of Consolidated CFEs	(104,196)	1,019,063	914,867
Real Assets	68,955	(109,996)	(41,041)
Private Equity	72,634	133,973	206,607
Other Investments	65,012	(882)	64,130
Total Asset Management and Strategic Holdings	$34,123	$1,090,867	$1,124,990
Insurance
Mortgage and other loan receivables	$—	$(1,342)	$(1,342)
Real assets	—	(52,291)	(52,291)
Other Investments	—	(13,123)	(13,123)
Total Insurance	$—	$(66,756)	$(66,756)

Total	$34,123	$1,024,111	$1,058,234

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(1,212)	$(1,015,491)	$(1,016,703)
Total Asset Management and Strategic Holdings	$(1,212)	$(1,015,491)	$(1,016,703)
Insurance
Policy liabilities	$—	$62,621	$62,621
Total Insurance	$—	$62,621	$62,621
Total	$(1,212)	$(952,870)	$(954,082)

(1)As of December 31, 2025, December 31, 2024, and December 31, 2023, the net gains (losses) of Equity Method investments were $41.7 million, $(124.4)
million, and $232.1 million.

11. INSURANCE INTANGIBLE ASSETS AND LIABILITIES
The following reflects the reconciliation of the components of insurance intangible assets to the total balance reported in the consolidated statements of financial condition as of December 31, 2025 and December 31, 2024:

	December 31,	December 31,
	2025	2024
Deferred Acquisition Costs, or "DAC"	$2,366,589	$1,731,076
Value of Business Acquired	1,080,641	1,165,193
Cost-of-Reinsurance Intangibles	2,308,106	2,302,674
Deferred Sales Inducements, or “DSI”	149,892	—
Total Insurance Intangible Assets	$5,905,228	$5,198,943
Deferred Acquisition Costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the years ended
December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$463,393	$787,585	$131,143	$348,955	$1,731,076
Capitalizations	152,042	415,457	7,846	388,909	964,254
Amortization Expense	(125,471)	(149,653)	(8,559)	(45,058)	(328,741)
Balance, as of the End of the Period	$489,964	$1,053,389	$130,430	$692,806	$2,366,589

	Year Ended December 31, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$373,863	$481,970	$132,079	$166,785	$1,154,697
Capitalizations	197,662	404,165	7,640	202,251	811,718
Amortization Expense	(108,132)	(98,550)	(8,576)	(20,081)	(235,339)
Balance, as of the End of the Period	$463,393	$787,585	$131,143	$348,955	$1,731,076

	Year Ended December 31, 2023
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$221,679	$367,813	$116,021	$115,457	$820,970
Capitalizations	218,243	175,869	23,592	66,458	484,162
Amortization Expense	(66,059)	(61,712)	(7,534)	(15,130)	(150,435)
Balance, as of the End of the Period	$373,863	$481,970	$132,079	$166,785	$1,154,697
Value of Business Acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$41,235	$578,162	$249,412	$224,347	$72,037	$1,165,193
Amortization Expense	(3,472)	(42,639)	(12,845)	(19,391)	(6,205)	(84,552)
Balance, as of the End of the Period	$37,763	$535,523	$236,567	$204,956	$65,832	$1,080,641

	Year Ended December 31, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,922	$621,372	$262,942	$245,042	$78,706	$1,252,984
Amortization Expense	(3,687)	(43,210)	(13,530)	(20,695)	(6,669)	(87,791)
Balance, as of the End of the Period	$41,235	$578,162	$249,412	$224,347	$72,037	$1,165,193

	Year Ended December 31, 2023
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$48,762	$663,296	$276,795	$241,778	$85,898	$1,316,529
Amortization Expense	(3,840)	(41,924)	(13,853)	3,264	(7,192)	(63,545)
Balance, as of the End of the Period	$44,922	$621,372	$262,942	$245,042	$78,706	$1,252,984
The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,432	$75,255	$391,816	$85,182	$169,623	$766,308
Amortization Expense	(12,493)	(22,315)	(33,688)	(6,869)	(12,511)	(87,876)
Balance, as of the End of the Period	$31,939	$52,940	$358,128	$78,313	$157,112	$678,432

	Year Ended December 31, 2024
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$65,966	$106,538	$421,213	$91,295	$182,920	$867,932
Amortization Expense	(21,534)	(31,283)	(29,397)	(6,113)	(13,297)	(101,624)
Balance, as of the End of the Period	$44,432	$75,255	$391,816	$85,182	$169,623	$766,308

	Year Ended December 31, 2023
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$98,342	$145,610	$461,592	$99,776	$198,804	$1,004,124
Amortization Expense	(32,376)	(39,072)	(40,379)	(8,481)	(15,884)	(136,192)
Balance, as of the End of the Period	$65,966	$106,538	$421,213	$91,295	$182,920	$867,932
Estimated future amortization of VOBA and Negative VOBA as of December 31, 2025, is as follows:

Years	VOBA	Negative VOBA	Total, net
2026	$79,616	$(71,562)	$8,054
2027	74,438	(60,837)	13,601
2028	69,793	(52,894)	16,899
2029	65,603	(46,871)	18,732
2030	61,687	(41,655)	20,032
Thereafter	729,504	(404,613)	324,891
Total	$1,080,641	$(678,432)	$402,209

Unearned Revenue Reserves and Unearned Front-End Loads
The following tables reflect unearned revenue reserves and unearned front-end loads liability roll-forward by product category for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
	Preneed
Balance, as of the Beginning of the Period	$230,790	$178,053	$118,186
Deferral	69,242	69,303	71,798
Amortized to Income during the Period	(20,822)	(16,566)	(11,931)
Balance, as of the End of the Period	$279,210	$230,790	$178,053
Significant inputs, judgments, assumptions for insurance intangibles and related amortization amounts
Global Atlantic considers surrender rates, mortality rates, and other relevant policy decrements in determining the expected life of the contract. As a part of Global Atlantic's actual experience update for the years ended December 31, 2025 and 2024, Global Atlantic concluded that there was no material change in relevant inputs, judgments, or assumptions requiring an update of the amortization rate for insurance intangibles and related amortization amounts.
12. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	December 31, 2025	December 31, 2024
Policy Liabilities:
Direct	$97,358,820	$84,062,566
Assumed	108,199,907	101,142,800
Total Policy Liabilities	205,558,727	185,205,366
Ceded(1)	(47,727,495)	(45,006,124)
Net Policy Liabilities	$157,831,232	$140,199,242
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

	As of December 31, 2025			As of December 31, 2024
A.M. Best Rating(1)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)
A++	$77,376	$—	$77,376	$26,854	$—	$26,854
A+	2,106,064	—	2,106,064	1,731,697	—	1,731,697
A	1,551,142	—	1,551,142	2,143,893	—	2,143,893
A-	3,633,569	3,182,815	450,754	3,926,161	3,477,840	448,321
B++	1,552	—	1,552	600	—	600
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	—	—	—	—	—	—
C++/C+	—	—	—	(231)	—	—
Not Rated or Private Rating(4)	42,977,248	43,639,929	—	39,979,509	40,484,070	—
Total	$50,346,951	$46,822,744	$4,186,888	$47,808,483	$43,961,910	$4,351,365
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)Credit enhancements primarily include funds withheld payable at interest.
(3)Includes credit loss allowance of $25.6 million and $16.4 million as of December 31, 2025 and 2024, respectively, held against reinsurance recoverable and funds withheld receivable at interest.
(4)Includes $43.0 billion and $40.0 billion as of December 31, 2025 and 2024, respectively, associated with cessions to certain sponsored investment vehicles that participate in qualifying institutional and individual market activities sourced by Global Atlantic.
As of December 31, 2025 and 2024, Global Atlantic had $2.3 billion and $2.5 billion of funds withheld receivable at interest with six counterparties related to modified coinsurance and funds withheld contracts, respectively. The assets supporting the funds withheld receivable at interest balance are held in trusts for the benefit of Global Atlantic.
The effects of reinsurance on the consolidated statements of operations were as follows:

	Years Ended December 31,
	2025	2024	2023
Net Premiums:
Direct	$1,822,474	$642,803	$118,535
Assumed	3,370,466	11,915,597	4,138,758
Ceded	(1,795,754)	(4,659,566)	(2,281,618)
Net Premiums	$3,397,186	$7,898,834	$1,975,675

	Years Ended December 31,
	2025	2024	2023
Policy Fees:
Direct	$906,470	$917,684	$912,931
Assumed	1,099,104	1,111,998	442,085
Ceded	(654,760)	(651,996)	(94,767)
Net Policy Fees	$1,350,814	$1,377,686	$1,260,249

	Years Ended December 31,
	2025	2024	2023
Net Policy Benefits and Claims:
Direct	$6,683,552	$4,047,792	$3,406,055
Assumed	8,249,333	15,949,420	5,922,927
Ceded	(4,201,732)	(6,703,930)	(2,966,725)
Net Policy Benefits and Claims	$10,731,153	$13,293,282	$6,362,257
Global Atlantic holds collateral for, and provides collateral to, its reinsurance clients. Global Atlantic held $49.0 billion and
$46.6 billion, respectively, of collateral in the form of funds withheld payable at interest on behalf of its reinsurers as of
December 31, 2025 and 2024. As of both December 31, 2025 and 2024, reinsurers held collateral of $1.1 billion on behalf of
Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of December 31, 2025 and 2024, these trusts held in excess of the $107.3 billion and $100.2 billion of assets they are required to hold in order to support reserves of $104.1 billion and $96.9 billion, respectively. Of the cash held in trust, Global Atlantic classified $139.1 million and $185.8 million as restricted as of December 31, 2025 and 2024, respectively.
13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON
STOCK
For the years ended December 31, 2025, 2024, and 2023 basic and diluted Net Income (Loss) attributable to KKR & Co.
Inc. per share of common stock were calculated as follows:

	Years Ended December 31,
	2025	2024	2023
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$2,251,867	$3,076,245	$3,680,514
(-) Accumulated Series D Mandatory Convertible Preferred Dividend (1)	13,477	—	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders – Basic	$2,238,390	$3,076,245	$3,680,514
(+) Series C Mandatory Convertible Preferred Dividend (if dilutive) (2)	—	—	51,747
(+) Series D Mandatory Convertible Preferred Dividend (if dilutive) (3)	—	—	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders – Diluted	$2,238,390	$3,076,245	$3,732,261

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding – Basic	890,342,060	887,021,433	867,496,813
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Basic	$2.51	$3.47	$4.24

Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding – Basic	890,342,060	887,021,433	867,496,813
Incremental Common Shares:
Assumed vesting of dilutive equity awards (4)	65,414,866	51,883,167	25,294,958
Assumed conversion of Series C Mandatory Convertible Preferred Stock (2)	—	—	18,995,662
Assumed conversion of Series D Mandatory Convertible Preferred Stock (3)	—	—	—
Weighted Average Shares of Common Stock Outstanding – Diluted	955,756,926	938,904,600	911,787,433
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted	$2.34	$3.28	$4.09
(1)For the year ended December 31, 2025, Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic reflects the accumulated undeclared dividends on Series D Mandatory Convertible Preferred Stock of 13.5 million.

(2)For the year ended December 31, 2023, the impact of Series C Mandatory Convertible Preferred Stock calculated under the if-converted method was dilutive, and as such (i) shares of common stock (assuming a conversion ratio based on the average volume weighted average price per share of common stock over each reporting period) were included in the Weighted Average Shares of Common Stock Outstanding - Diluted and (ii) Series C Mandatory
Convertible Preferred dividends were added back to Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted.
(3)For the year ended December 31, 2025, the impact of Series D Mandatory Convertible Preferred Stock calculated under the if-converted method was not dilutive.
(4)For the years ended December 31, 2025, 2024, and 2023, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership.
Exchangeable Securities
For the years ended December 31, 2025, 2024, and 2023 vested restricted holdings units (as defined in Note 19 "Equity-
Based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share
of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.’s ownership interests in KKR
Group Partnership. See Note 1 "Organization" in our financial statements.

	Years Ended December 31,
	2025	2024	2023
Weighted Average Vested Restricted Holdings Units	9,200,005	6,828,095	3,675,345
Market Condition Awards
KKR also grants restricted stock units and restricted holdings units that are subject to both a service-based vesting condition and a market price based vesting condition (referred to hereafter as "Market Condition Awards"). As of December
31, 2025, all unvested Market Condition awards have met their market price based vesting condition. These Market Condition awards remain unvested until their service conditions are satisfied. For the years ended December 31, 2024, and 2023,
19.4 million and 25.7 million, respectively, of unvested equity awards that are subject to market price based and service-
based vesting conditions were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of
Common Stock - Diluted since the market price based vesting condition was not satisfied. See Note 19 "Equity-Based
Compensation" in our financial statements.

14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	December 31, 2025	December 31, 2024
Asset Management and Strategic Holdings
Unsettled Investment Sales (1)	$738,343	$293,379
Receivables	253,412	259,644
Due from Broker (2)	127,220	97,524
Deferred Tax Assets, net	82,870	50,627
Interest Receivable	311,293	264,680
Fixed Assets, net (3)	975,498	902,896
Foreign Exchange Contracts and Options (4)	179,920	511,513
Goodwill (5)(6)	519,582	509,561
Intangible Assets (6)(7)	1,614,179	1,457,871
Derivative Assets	9,905	8,444
Prepaid Taxes	256,945	167,751
Prepaid Expenses	92,144	57,629
Operating Lease Right of Use Assets (8)	706,884	701,274
Deferred Financing Costs	17,737	19,594
Other	408,449	231,899
Total Asset Management and Strategic Holdings	$6,294,381	$5,534,286

Insurance
Deferred Tax Assets, net	$2,799,455	$2,788,672
Accrued Investment Income	1,665,064	1,475,704
Goodwill	509,972	509,972
Unsettled Investment Sales(1) and Derivative Collateral Receivables	435,263	141,532
Derivative Assets	306,022	61,351
Premiums and Other Account Receivables	234,114	254,992
Intangible Assets(9)	233,012	343,657
Operating Lease Right of Use Assets (8)	157,113	165,204
Market Risk Benefit Assets	997	2,319
Prepaid Taxes	—	273,197
Other	321,899	276,104
Total Insurance	$6,662,911	$6,292,704

Total Other Assets	$12,957,292	$11,826,990
(1)Primarily includes amounts due from third parties for investments sold for which cash settlement has not yet occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $383.1 million and $326.0 million as of December 31, 2025 and December 31, 2024, respectively.
Depreciation and amortization expense of $81.4 million, $71.6 million, and $68.4 million for the years ended December 31, 2025, 2024, and 2023 respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
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
(5)As of December 31, 2025, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. As of December 31, 2025, there are approximately $(81.5) million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM.
(6)KKR acquired HealthCare Royalty Management, LLC on July 30, 2025, and recognized goodwill of $8.6 million allocated to the Asset Management segment, intangibles assets of $141.6 million, and noncontrolling interests of $28.3 million.
(7)As of December 31, 2025, there are approximately $(277.8) million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM.
(8)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia, and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $103.2 million, $89.7 million, and $67.8 million for the years ended December 31,
2025, 2024, and 2023 respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in North America. For the years ended December 31, 2025, 2024, and 2023 the operating lease cost was $19.0 million, $20.9 million, and $21.9 million, respectively.

(9)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 10.7 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $18.8 million, $19.1 million, and $17.6 million for the years ended December 31, 2025, 2024, and 2023, respectively
Accrued Expenses and Other Liabilities consist of the following:

	December 31, 2025	December 31, 2024
Asset Management and Strategic Holdings
Amounts Payable to Carry Pool (1)	$5,875,527	$4,170,773
Unsettled Investment Purchases (2)	1,805,026	2,081,970
Securities Sold Short (3)	134,669	109,168
Accrued Compensation and Benefits	122,574	130,717
Interest Payable	520,781	467,324
Foreign Exchange Contracts and Options (4)	1,034,543	131,339
Accounts Payable and Accrued Expenses	632,920	425,731
Taxes Payable	83,830	91,398
Uncertain Tax Positions	45,515	42,054
Unfunded Revolver Commitments	93,289	96,848
Operating Lease Liabilities (5)	759,796	722,241
Deferred Tax Liabilities, net	3,060,541	2,840,342
Other Liabilities	179,324	138,598
Total Asset Management and Strategic Holdings	$14,348,335	$11,448,503

Insurance
Unsettled Investment Purchases(2) and Derivative Collateral Liabilities	$926,008	$347,121
Securities Sold Under Agreements to Repurchase	664,249	261,396
Accrued Expenses	662,891	562,226
Derivative Liabilities	436,245	389,187
Operating Lease Liabilities (5)	175,679	185,547
Insurance Operations Balances in Course of Settlement	135,575	190,775
Current Income Tax Payable	71,624	—
Accrued Employee Related Expenses	114,965	107,049
Accounts and Commissions Payable	46,945	31,414
Tax Payable to Former Parent Company	46,318	49,477
Interest Payable	37,448	40,315
Other Tax Related Liabilities	23,748	22,455
Total Insurance	$3,341,695	$2,186,962

Total Accrued Expenses and Other Liabilities	$17,690,030	$13,635,465
(1)Represents the amount of carried interest payable to current and former KKR employees arising from KKR's investment funds and co-investment vehicles that provide for carried interest.
(2)Primarily includes amounts owed to third parties for investment purchases for which cash settlement has not yet occurred.
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
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 16 years, some of which include options to extend the leases from 2 years to 10 years. The weighted average remaining lease terms were 12.7 years and 13.1 years as of
December 31, 2025 and December 31, 2024, respectively. The weighted average discount rates were 3.8% and 3.7% as of December 31, 2025 and
December 31, 2024, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 2 years to 9 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 6.8 years and 7.4 years as of December 31, 2025 and 2024, respectively. The weighted average discount rates were 4.9% and 4.7% as of December 31, 2025 and 2024, respectively.
The weighted average remaining lease terms for land were 42.0 years and 42.8 years as of December 31, 2025 and 2024, respectively. For Asset
Management and Strategic Holdings and Insurance, non-cash right of use assets obtained in exchange for new operating lease liabilities were $155.2 million, $408.0 million, and $32.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of December 31, 2025, KKR's commitments to these unconsolidated investment funds were $2.2 billion. KKR generally has not provided any financial support other than its obligated amount as of December 31, 2025. Additionally, Global Atlantic has unfunded commitments of
$447.1 million as of December 31, 2025.
As of December 31, 2025 and December 31, 2024, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	December 31, 2025	December 31, 2024
Asset Management and Strategic Holdings
Investments	$11,842,627	$9,798,370
Due from (to) Affiliates, net	1,871,408	1,437,525
Maximum Exposure to Loss	$13,714,035	$11,235,895
Insurance
Real Assets	$79,367	$124,910
Other Investments	720,933	664,951
Maximum Exposure to Loss	$800,300	$789,861
Total Maximum Exposure to Loss	$14,514,335	$12,025,756

16. DEBT OBLIGATIONS
KKR enters into credit agreements and issues debt for its general operating and investment purposes.
KKR's Asset Management and Strategic Holdings debt obligations consisted of the following:

	December 31, 2025				December 31, 2024
By remaining maturity at period end date	Financing Available	Principal	Carrying Value	Fair Value	Financing Available	Principal	Carrying Value	Fair Value
Revolving Credit Facilities: (1)
Under 1 Year	$750,000	$—	$—	$—	$750,000	$—	$—	$—
1-5 Years	3,491,580	—	—	—	3,468,753	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	4,241,580	—	—	—	4,218,753	—	—	—
KKR USD Senior Notes: (2)(3)(6)(8)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	750,000	746,889	734,340	—	750,000	746,000	709,328
After 5 Years	—	5,150,000	5,061,292	4,423,212	—	4,250,000	4,167,548	3,436,331
Subtotal	—	5,900,000	5,808,181	5,157,552	—	5,000,000	4,913,548	4,145,659
KKR Yen Senior Notes: (2)(3)(6)
Under 1 Year(9)	—	—	—	—	—	31,788	31,762	31,766
1-5 Years	—	844,873	842,356	830,188	—	830,314	826,986	823,390
After 5 Years	—	582,605	576,434	511,264	—	591,902	584,999	570,285
Subtotal	—	1,427,478	1,418,790	1,341,452	—	1,454,004	1,443,747	1,425,441
KKR Euro Senior Notes: (2)(3)(6)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	763,538	760,278	725,033	—	673,366	669,325	634,836
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	—	763,538	760,278	725,033	—	673,366	669,325	634,836
KKR Subordinated Notes: (2)(3)(7)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,090,000	1,059,366	951,180	—	500,000	487,110	366,200
Subtotal	—	1,090,000	1,059,366	951,180	—	500,000	487,110	366,200
KFN USD Senior Notes: (2)(3)(4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	190,000	188,459	194,534	—	690,000	684,730	608,237
Subtotal	—	190,000	188,459	194,534	—	690,000	684,730	608,237
KFN Junior Subordinated Notes:(2)(4)(5)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	—	—	—	—	258,517	240,136	211,909
Subtotal	—	—	—	—	—	258,517	240,136	211,909
Total KKR & KFN Notes	4,241,580	9,371,016	9,235,074	8,369,751	4,218,753	8,575,887	8,438,596	7,392,282

Other Debt Obligations: (1)(2)(8)	6,356,060	40,612,665	39,882,670	39,860,877	5,628,669	37,697,802	37,495,324	37,409,158

Total	$10,597,640	$49,983,681	$49,117,744	$48,230,628	$9,847,422	$46,273,689	$45,933,920	$44,801,440

(1)Financing available is reduced by the dollar amounts specified in any issued letters of credit.
(2)Carrying value includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.
(3)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	December 31, 2025	December 31, 2024
KKR USD Senior Notes	4.37%	4.23%
KKR Yen Senior Notes	1.69%	1.67%
KKR Euro Senior Notes	1.63%	1.63%
KKR Subordinated Notes	5.84%	4.63%
KFN USD Senior Notes	5.27%	5.44%
(4)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(5)As of December 31, 2025, the floating-rate notes were fully repaid. The interest rates on the notes were floating, with a weighted average interest rate of
7.3% and a weighted average maturity of 11.8 years as of December 31, 2024.
(6)The notes are classified as Level II within the fair value hierarchy and fair value is determined by third party broker quotes.
(7)The notes are classified as Level I within the fair value hierarchy and fair value is determined by quoted prices in active markets since the debt is publicly listed.
(8)As of December 31, 2025 and December 31, 2024, the principal value, carrying value and fair value reflects the elimination for the portion of applicable debt obligations that are held by Global Atlantic.
(9)On March 21, 2025, the ¥5.0 billion 0.764% Senior Notes due 2025 matured and the principal and accrued interest were paid in full.
Redemption of KFN 5.500% Senior Notes Due 2032
On August 19, 2025, KKR Financial Holdings LLC, a wholly-owned KKR subsidiary ("KFN"), fully redeemed all of its
$500,000,000 aggregate principal amount outstanding 5.500% Senior Notes due 2032 at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon, which amounted to approximately $510.6 million.
KKR Issued 5.100% Senior Notes Due 2035
On August 7, 2025, KKR & Co. Inc. completed the offering of $900,000,000 aggregate principal amount of its 5.100%
Senior Notes due 2035 (the “2035 Notes”). The 2035 Notes are guaranteed by KKR Group Partnership L.P. The 2035 Notes were issued pursuant to an indenture (the “2035 Notes Base Indenture”) dated May 28, 2025 between KKR & Co. Inc. and The
Bank of New York Mellon Trust Company, N.A., as trustee (the “2035 Notes Trustee”), as supplemented by a second supplemental indenture, dated August 7, 2025 (the “2035 Notes Second Supplemental Indenture” and, together with the
2035 Notes Base Indenture, the “2035 Notes Indenture”), among KKR & Co. Inc., KKR Group Partnership L.P., and the 2035
Notes Trustee.
The 2035 Notes bear interest at a rate of 5.100% per annum and will mature on August 7, 2035 unless earlier redeemed.
Interest on the 2035 Notes accrues from August 7, 2025 and is payable semi-annually in arrears on February 7 and August 7 of each year, commencing on February 7, 2026 and ending on the maturity date. The 2035 Notes are unsecured and unsubordinated obligations of KKR & Co. Inc. The 2035 Notes are fully and unconditionally guaranteed, on an unsubordinated unsecured basis, by KKR Group Partnership L.P.
The 2035 Notes Indenture includes covenants, including limitations on KKR & Co. Inc.’s and KKR Group Partnership L.P.’s
ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The 2035 Notes
Indenture also provides for events of default and further provides that the 2035 Notes Trustee or the holders of not less than
25% in aggregate principal amount of the outstanding 2035 Notes may declare the 2035 Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2035 Notes and any accrued and unpaid interest on the 2035 Notes automatically become due and payable. Prior to May 7, 2035, the 2035
Notes may be redeemed at KKR & Co. Inc.’s option in whole or in part, at any time and from time to time, at the make-whole redemption price set forth in the 2035 Notes. On or after May 7, 2035, the 2035 Notes may be redeemed at KKR & Co. Inc.’s option in whole or in part, at any time and from time to time, at par plus any accrued and unpaid interest on the 2035 Notes redeemed to, but not including, the date of redemption. If a change of control repurchase event (as defined in the 2035 Notes
Indenture) occurs, KKR & Co. Inc. must offer to repurchase the 2035 Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the 2035 Notes repurchased plus any accrued and unpaid interest on the 2035 Notes repurchased to, but not including, the date of repurchase.

KKR Issued 6.875% Subordinated Notes Due 2065
On May 28, 2025, KKR & Co. Inc. completed the offering of $590,000,000 aggregate principal amount of its 6.875%
Subordinated Notes due 2065 (the “2065 Notes”), including $40,000,000 principal amount of 2065 Notes issued pursuant to the partial exercise by the underwriters of the 2065 Notes of their 30-day option to purchase up to an additional $82,500,000 principal amount of 2065 Notes to cover over-allotments. The 2065 Notes are guaranteed by KKR Group Partnership L.P. The
2065 Notes were issued pursuant to an indenture (the “2065 Base Indenture”) dated May 28, 2025, between KKR & Co. Inc.
and The Bank of New York Mellon Trust Company, N.A., as trustee (the “2065 Notes Trustee”), as supplemented by a first supplemental indenture, dated May 28, 2025, (the “2065 First Supplemental Indenture” and, together with the 2065 Base
Indenture, the “2065 Notes Indenture”), among KKR & Co. Inc., KKR Group Partnership L.P., and the 2065 Notes Trustee.
The 2065 Notes bear interest at a rate of 6.875% per annum and will mature on June 1, 2065 unless earlier redeemed.
Interest on the 2065 Notes accrues from May 28, 2025, and is payable quarterly in arrears on March 1, June 1, September 1, and December 1 of each year, commencing on September 1, 2025, and ending on the maturity date. The 2065 Notes are unsecured and subordinated obligations of KKR & Co. Inc. The 2065 Notes are fully and unconditionally guaranteed, on a subordinated unsecured basis, by KKR Group Partnership L.P.
The 2065 Notes Indenture includes covenants, including limitations on KKR & Co. Inc.’s and KKR Group Partnership L.P.’s
ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or convey all or substantially all of their assets. The 2065 Notes
Indenture also provides for events of default and further provides that the 2065 Notes Trustee or the holders of not less than
25% in aggregate principal amount of the outstanding 2065 Notes may declare the 2065 Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the 2065 Notes and any accrued and unpaid interest on the 2065 Notes automatically become due and payable. On or after June 1, 2030, the
2065 Notes may be redeemed at KKR & Co. Inc.’s option in whole or in part, at any time and from time to time, at par plus any accrued and unpaid interest to, but excluding, the date of redemption; provided that if the 2065 Notes are not redeemed in whole, at least $25 million aggregate principal amount of the 2065 Notes must remain outstanding after giving effect to such redemption. If a “tax redemption event” (as set forth in the 2065 Notes Indenture) occurs, the 2065 Notes may be redeemed, in whole, but not in part, within 120 days of the occurrence of such tax redemption event at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the 2065 Notes may be redeemed, in whole, but not in part, at any time prior to June 1, 2030, within 90 days of the occurrence of a rating agency event (as set forth in the 2065 Notes Indenture), at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.
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
As of December 31, 2025, other debt obligations consisted of the following:

	Financing Available	Principal	Carrying Value(1)	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other	$6,356,060	$9,678,441	$9,654,785	$9,632,992	5.2%	5.1
Debt Obligations of Consolidated CFEs	—	30,934,224	30,227,885	30,227,885	(2)	10.6
	$6,356,060	$40,612,665	$39,882,670	$39,860,877
(1)Includes borrowings collateralized by fund investments, fund co-investments, and other assets held by levered investment vehicles of $3.3 billion.
(2)The senior notes of the consolidated CFEs had a weighted average interest rate of 5.1%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle.
Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one
CLO vehicle may not be used to satisfy the liabilities of another. As of December 31, 2025, the fair value of the consolidated
CLO assets was $34.3 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.

Global Atlantic's debt obligations consisted of the following:

	December 31, 2025				December 31, 2024
By Remaining Maturity at Period End Date	Financing Available	Principal	Carrying Value(1)	Fair Value(2)	Financing Available	Principal	Carrying Value(1)	Fair Value(2)
Revolving Credit Facilities:
Under 1 Year	$—	$—	$—	$—	$—	$—	$—	$—
1-5 Years	1,000,000	—	—	—	1,000,000	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	1,000,000	—	—	—	1,000,000	—	—	—
Senior Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	500,000	478,361	492,650	—	500,000	459,138	474,250
After 5 Years	—	2,050,000	1,944,982	2,098,205	—	2,050,000	1,854,183	2,040,505
Subtotal	—	2,550,000	2,423,343	2,590,855	—	2,550,000	2,313,321	2,514,755
Subordinated Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,223,741	1,199,664	1,249,395	—	1,350,000	1,329,615	1,353,975
Subtotal	—	1,223,741	1,199,664	1,249,395	—	1,350,000	1,329,615	1,353,975

Debt Obligations of Consolidated Special Purpose Vehicles(3)	142,600	197,400	197,400	197,400	269,600	70,400	70,400	70,394
Total	$1,142,600	$3,971,141	$3,820,407	$4,037,650	$1,269,600	$3,970,400	$3,713,336	$3,939,124
(1)Carrying value of debt as of December 31, 2025 and 2024, includes purchase accounting adjustments of $26.9 million and $34.1 million, respectively, net debt issuance costs of $(54.2) million and $(57.9) million, respectively, and cumulative fair value loss on hedged debt obligations of $(123.5) million and
$(233.2) million, respectively. The amortization of the purchase accounting adjustments was $7.1 million, $6.1 million, and $3.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)These debt obligations primarily include debt obligations of consolidated co-investment vehicles that are not guaranteed by KKR or Global Atlantic.
(4)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	December 31, 2025	December 31, 2024
Senior Notes	5.67%	5.67%
Subordinated Notes	7.54%	6.14%
Tender offer of Global Atlantic 4.70% Subordinated Debentures due 2051
On November 17, 2025, Global Atlantic (Fin) Company ("GA FinCo") commenced an at-par cash tender offer for its then outstanding $750 million aggregate principal amount of 4.70% subordinated debentures due 2051. Upon close of the tender offer on November 21, 2025, Global Atlantic accepted $726 million aggregate principal amount of such debentured that had been offered for purchase.
Issuance of Global Atlantic 7.25% Subordinated Debentures due 2056
On November 26, 2025, GA FinCo issued $600 million aggregate principal amount of 7.25% fixed-to-fixed rate subordinated debentures maturing on March 1, 2056. The subordinated debentures were issued pursuant to the
Subordinated Indenture, dated as of July 6, 2021, among GA FinCo, as issuer, Global Atlantic Limited (Delaware) (formerly known as Global Atlantic Financial Limited, "GALD"), as guarantor, and U.S. Bank National Association, as trustee, as supplemented by the Third Supplemental Indenture, dated as of November 26, 2025.
The subordinated debentures will bear interest (i) from, and including, November 26, 2025 to, but not including, the initial interest reset date of March 1, 2031 at an annual rate of 7.25% and (ii) from and including March 1, 2031, during each interest reset period, at an annual rate equal to the five-year Treasury rate as of the most recent reset interest determination date, plus 3.55% provided, that the interest rate during any interest reset period will not reset below 7.25% (which equals the initial interest rate on the Debentures). Interest on the subordinated debentures is payable semi-annually in arrears on March
1 and September 1 of each year, commencing on March 1, 2026, and on the maturity date.

GA FinCo has the right on one or more occasions to defer the payment of interest on the subordinated debentures due
2056 for up to five consecutive years. During an optional deferral period, interest will continue to accrue at the interest rate on the subordinated debentures due 2056, compounded semi-annually as of each interest payment date, and certain restrictions are placed on GA FinCo and GALD including with respect to making payments on any indebtedness or guarantees ranking on parity with or junior to the subordinated indentures.
GA FinCo may elect to redeem the subordinated debentures due 2056 either in whole at any time or in part from time to time during the three-month period prior to, and including, March 1, 2031, or after the initial interest reset date, on any interest payment date, in each case at 100% of the principal amount of the subordinated debentures being redeemed, plus accrued and unpaid interest (including compounded interest, if any) to, but excluding, the redemption date. GA FinCo also has certain redemption rights related to tax, rating agency and capital events.
Global Atlantic Insurance Operating Company Revolving Credit Facility
On January 16, 2026, subsequent to the end of the period, Global Atlantic Limited (Delaware) and GA FinCo (together, the
“GA Guarantors”) and certain direct and indirect insurance company subsidiaries of the Guarantors (such insurance company subsidiaries, the “GA OpCo Borrowers”, and together with the Guarantors, the “GA OpCo Credit Parties”) entered into a credit agreement (the “GA OpCo Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent (the “GA Administrative
Agent”) and other lenders from time to time party thereto.
The GA OpCo Credit Agreement provides the GA OpCo Borrowers with an unsecured revolving credit facility (the “GA
OpCo Credit Facility”) in an aggregate principal amount of $3.00 billion as of January 16, 2026, with the option to request an increase in the facility amount of up to an additional $500 million, for an aggregate principal amount of $3.50 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The GA OpCo Credit
Facility is a 364-day facility, scheduled to mature on January 15, 2027, which may from time to time be extended for additional 364-day periods at the GA OpCo Borrowers’ option, subject to the consent of the applicable lenders, and the GA
OpCo Borrowers may prepay, terminate or reduce the commitments under the GA OpCo Credit Facility at any time without penalty. Borrowings under the GA OpCo Credit Facility are available for general corporate purposes including working capital.
Interest on borrowings under the GA OpCo Credit Facility will be based on either (i) the term Secured Overnight Financing
Rate (SOFR), plus a margin based on a corporate ratings-based grid ranging from 1.10% to 1.375%, or (ii) an alternate base rate, plus a margin based on a corporate ratings-based grid ranging from 0.10% to 0.375%.
Certain other terms of the GA OpCo Credit Agreement include: (i) financial covenants that require GALD and certain of its consolidated subsidiaries not to exceed a specified debt-to-total-capitalization ratio and to satisfy a net worth threshold; (ii)
customary representations, affirmative covenants and certain negative covenants; and (iii) customary events of default, upon the occurrence of which the lenders will have the ability to accelerate all outstanding loans under the GA OpCo Credit Facility and terminate the commitments.

Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of December 31, 2025. KKR (including Global
Atlantic) was in compliance with such debt covenants in all material respects as of December 31, 2025.

Scheduled principal payments for Asset Management and Strategic Holdings debt obligations as of December 31, 2025 are as follows:
	Revolving Credit Facilities	Notes Issued	Other Debt Obligations	Total
2026	—	—	798,866	798,866
2027	—	232,276	2,395,891	2,628,167
2028	—	285,240	1,016,862	1,302,102
2029	—	1,829,408	276,957	2,106,365
2030	—	11,487	798,103	809,590
Thereafter	—	7,012,605	35,325,986	42,338,591
	$—	$9,371,016	$40,612,665	$49,983,681

Scheduled principal payments for Insurance debt obligations as of December 31, 2025 are as follows:
	Revolving Credit Facilities	Notes Issued	Other Debt Obligations	Total
2026	$—	$—	$—	$—
2027	—	—	197,400	197,400
2028	—	—	—	—
2029	—	500,000	—	500,000
2030	—	—	—	—
Thereafter	—	3,273,741	—	3,273,741
	$—	$3,773,741	$197,400	$3,971,141
17. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Policyholders’ Account Balances	$151,484,861	$137,881,796
Liability for Future Policy Benefits	30,646,223	26,795,091
Additional Liability for Annuitization, Death, or Other Insurance Benefits	7,923,814	7,491,915
Market Risk Benefit Liability	1,349,774	1,002,236
Other Policy-Related Liabilities(1)	14,154,055	12,034,328
Total Policy Liabilities	$205,558,727	$185,205,366
(1)Other policy-related liabilities as of December 31, 2025 and 2024 primarily consist of embedded derivatives associated with contractholder deposit funds
($7.8 billion and $6.0 billion, respectively), cost-of-reinsurance liabilities (both $3.1 billion), policy liabilities accounted under a fair value option ($1.1 billion and $1.2 billion, respectively), negative VOBA ($678.4 million and $766.3 million, respectively) and outstanding claims ($355.8 million and $303.8 million, respectively).

Policyholders’ Account Balances
The following reflects the policyholders’ account balances roll-forward for the years ended December 31, 2025 and 2024, and the policyholders’ account balances weighted average interest rates, net amount at risk, and cash surrender value as of those dates:

	Year Ended December 31, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Funding Agreements	Other(1)	Total
Balance as of Beginning of Period	$65,086,617	$33,718,335	$22,175,897	$7,158,103	$9,742,844	$137,881,796
Issuances and Premiums Received	12,001,427	7,200,884	1,115,543	7,709,696	3,154,406	31,181,956
Benefit Payments, Surrenders, and Withdrawals	(10,728,514)	(4,911,507)	(1,638,152)	(3,139,916)	(1,397,950)	(21,816,039)
Interest(2)	2,820,447	1,014,152	723,022	414,953	339,300	5,311,874
Other Activity(3)	(353,307)	(2,602)	(906,028)	102,284	84,927	(1,074,726)
Balance as of End of Period	$68,826,670	$37,019,262	$21,470,282	$12,245,120	$11,923,527	$151,484,861
Less: Reinsurance Recoverable	(12,768,756)	(2,931,199)	(7,299,702)	—	(3,202,519)	(26,202,176)
Balance as of End of Period, Net of Reinsurance Recoverable	$56,057,914	$34,088,063	$14,170,580	$12,245,120	$8,721,008	$125,282,685

Average Interest Rate	4.43%	2.96%	3.29%	4.18%	3.34%	3.82%
Net Amount at Risk, Gross of Reinsurance(4)	$—	$—	$105,007,879	$—	$1,119,018	$106,126,897
Cash Surrender Value(5)	$53,074,220	$38,920,369	$13,637,822	$—	$4,329,190	$109,961,601
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

	As of December 31, 2025
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$2,618,469	$350,774	$374,482	$268,868	$31,782,842	$35,395,435
1.00% - 1.99%	1,204,519	501,431	644,453	1,741,122	13,613,777	17,705,302
2.00% - 2.99%	912,743	28,775	22,015	98,832	5,944,539	7,006,904
3.00% - 4.00%	10,145,728	1,075,097	477,338	1,284,925	3,016,279	15,999,367
Greater Than 4.00%	12,506,347	1,304,767	60,701	6,237	—	13,878,052
Total	$27,387,806	$3,260,844	$1,578,989	$3,399,984	$54,357,437	$89,985,060
Percentage of Total	30%	4%	2%	4%	60%	100%

	As of December 31, 2024
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 bps Above Guaranteed Minimum	50 - 99 bps Above Guaranteed Minimum	100 - 150 bps Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$3,479,329	$36,286	$357,440	$740,947	$32,674,542	$37,288,544
1.00% - 1.99%	1,304,845	738,935	805,357	1,867,453	10,903,160	15,619,750
2.00% - 2.99%	769,182	36,663	56,798	697,085	3,671,581	5,231,309
3.00% - 4.00%	10,302,787	1,619,059	474,803	1,253,515	1,478,389	15,128,553
Greater Than 4.00%	11,785,696	1,353,687	76,806	7,020	—	13,223,209
Total	$27,641,839	$3,784,630	$1,771,204	$4,566,020	$48,727,672	$86,491,365
Percentage of Total	32%	4%	2%	5%	57%	100%

Liability for Future Policy Benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the years ended December 31, 2025 and 2024:

	Years Ended
	December 31, 2025			December 31, 2024
	Payout Annuities(1)	Other(2)	Total	Payout Annuities(1)	Other(2)	Total
Present Value of Expected Net Premiums
Balance as of Beginning of Period	$—	$(1,399,211)	$(1,399,211)	$—	$(208,370)	$(208,370)

Balance at Original Discount Rate	$—	$(1,444,663)	$(1,444,663)	$—	$(241,058)	$(241,058)
Effect of Changes in Cash Flow Assumptions	—	(45,136)	(45,136)	—	—	—
Effect of Actual Variances from Expected Experience	—	(50,291)	(50,291)	—	(99,920)	(99,920)
Adjusted Beginning of Period Balance	—	(1,540,090)	(1,540,090)	—	(340,978)	(340,978)
Issuances	—	(285,334)	(285,334)	—	(1,276,555)	(1,276,555)
Interest	—	(70,212)	(70,212)	—	(48,966)	(48,966)
Net Premiums Collected	—	311,091	311,091	—	221,836	221,836
Ending Balance at Original Discount Rate	—	(1,584,545)	(1,584,545)	—	(1,444,663)	(1,444,663)
Effect of Changes in Discount Rate Assumptions	—	5,974	5,974	—	45,452	45,452
Balance as of End of Period	$—	$(1,578,571)	$(1,578,571)	$—	$(1,399,211)	$(1,399,211)

Present Value of Expected Future Policy Benefits
Balance as of Beginning of Period	$19,067,478	$9,126,824	$28,194,302	$17,427,353	$604,767	$18,032,120

Balance at Original Discount Rate	$22,116,114	$9,336,911	$31,453,025	$20,040,000	$701,655	$20,741,655
Effect of Changes in Cash Flow Assumptions	(33,743)	131,146	97,403	(28,430)	—	(28,430)
Effect of Actual Variances from Expected Experience	18,212	(11,359)	6,853	18,093	(34,295)	(16,202)
Adjusted Beginning of Period Balance	22,100,583	9,456,698	31,557,281	20,029,663	667,360	20,697,023
Issuances	4,247,357	463,279	4,710,636	3,307,864	9,008,029	12,315,893
Interest	777,931	452,287	1,230,218	644,967	345,231	990,198
Benefit Payments	(1,999,791)	(905,499)	(2,905,290)	(1,866,380)	(683,709)	(2,550,089)
Ending Balance at Original Discount Rate	25,126,080	9,466,765	34,592,845	22,116,114	9,336,911	31,453,025
Effect of Changes in Discount Rate Assumptions	(2,362,730)	(5,321)	(2,368,051)	(3,048,636)	(210,087)	(3,258,723)
Balance as of End of Period	22,763,350	9,461,444	32,224,794	19,067,478	9,126,824	28,194,302
Net Liability for Future Policy Benefits	22,763,350	7,882,873	30,646,223	19,067,478	7,727,613	26,795,091
Less: Reinsurance Recoverable(3)	(10,360,009)	(6,016,258)	(16,376,267)	(9,579,679)	(6,139,016)	(15,718,695)
Net Liability for Future Policy Benefits, Net of Reinsurance Recoverables	$12,403,341	$1,866,615	$14,269,956	$9,487,799	$1,588,597	$11,076,396
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
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of
$384.4 million and $(284.7) million for the years ended December 31, 2025 and 2024, respectively.
The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023:

	Gross Premiums
	Years Ended December 31,
	2025	2024	2023
Payout Annuities	$4,299,908	$3,577,363	$4,143,287
Other	853,196	8,943,328	64,493
Total Products	$5,153,104	$12,520,691	$4,207,780

The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of December 31, 2025 and 2024:

	As of December 31, 2025
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	4.22%	5.25%
Weighted-Average Interest Rates, Current Discount Rate	5.19%	5.11%
Weighted-Average Liability Duration (Years, Current Rates)	8.30	9.10

	As of December 31, 2024
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	3.81%	4.89%
Weighted-Average Interest Rates, Current Discount Rate	5.44%	5.51%
Weighted-Average Liability Duration (Years, Current Rates)	8.45	9.46
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of December 31, 2025 and 2024:

	As of December 31, 2025
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$38,989,687	$16,462,284
Expected Future Benefit Payments, Discounted (Original Discount Rate)	25,126,080	9,466,765
Expected Future Benefit Payments, Discounted (Current Discount Rate)	22,763,350	9,461,444

Expected Future Gross Premiums, Undiscounted	—	2,387,698
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,891,414
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,880,446

	As of December 31, 2024
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$33,415,451	$16,509,005
Expected Future Benefit Payments, Discounted (Original Discount Rate)	22,116,114	9,336,911
Expected Future Benefit Payments, Discounted (Current Discount Rate)	19,067,478	9,126,824

Expected Future Gross Premiums, Undiscounted	—	2,072,528
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,614,118
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,567,542
Significant Inputs, Judgments, and Assumptions used in Measuring Future Policyholder Benefits
Significant policyholder behavior and other assumption inputs to the calculation of the liability for future policy benefits include discount rates, mortality and, for life insurance, lapse rates. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the years ended
December 31, 2025 and 2024, assumptions were revised for an increase in expected mortality on certain payout annuities and pension risk transfer products, which resulted in a $97.4 million and $28.4 million increase, respectively, to net income before taxes.
For the years ended December 31, 2025 and 2024, Global Atlantic recognized $(437.1) million and $238.1 million in other comprehensive income (loss) (gross of the impact of reinsurance), respectively, due to changes in the future policy benefits estimate from updating discount rates. During the years ended December 31, 2025 and 2024, there were no changes to the methods used to determine the discount rates.

Additional Liability for Annuitization, Death, or Other Insurance Benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Balance as of Beginning of Period	$7,630,210	$7,251,266
Effect of Changes in Cash Flow Assumptions	4,508	(16,361)
Effect of Changes in Experience	(74,002)	(59,717)
Adjusted Balance as of Beginning of Period	7,560,716	7,175,188
Issuances	23,528	23,401
Assessments	698,518	694,061
Benefits Paid	(532,144)	(504,520)
Interest	254,564	242,080
Balance as of End of Period	8,005,182	7,630,210
Less: Impact of Unrealized Investment Gains and Losses	81,368	138,295
Less: Reinsurance Recoverable, End of Period	1,755,064	1,586,281
Balance, End of Period, Net of Reinsurance Recoverable and Impact of Unrealized Investment Gains and Losses	$6,168,750	$5,905,634
The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the years ended December 31, 2025, 2024, and
2023:

	Gross Assessments
	Years Ended December 31,
	2025	2024	2023
Total Amount Recognized Within Revenue in the Consolidated Statements of Operations	$701,062	$710,732	$471,957
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of December 31, 2025 and 2024:

	As of
	December 31, 2025	December 31, 2024
Weighted-Average Interest, Current Discount Rate	3.30%	3.29%
Weighted-Average Liability Duration (Years)	24.79	26.51
Significant Inputs, Judgments, and Assumptions used in Measuring the Additional Liabilities for Annuitization, Death, or Other
Insurance Benefits
Significant policyholder behavior assumption inputs to the calculation of the additional liability for annuitization, death, or other insurance benefits include mortality, lapse rates, investment yields and interest margin. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the year ended December 31, 2025, assumptions for higher mortality, lapse rates, and investment yields were updated, which resulted in a $4.5 million increase to net income before taxes. During the year ended December 31,
2024, assumptions for lapse rates, investment yields, and interest margin were updated, which resulted in a $16.4 million decrease to net income before taxes.

Market Risk Benefits
The following table presents the balances of, and changes in, market risk benefits:

	Years Ended
	December 31, 2025			December 31, 2024
	Fixed-Indexed Annuity	Variable- and Other Annuities	Total	Fixed-Indexed Annuity	Variable- and Other Annuities	Total
Balance as of Beginning of Period	$815,981	$183,936	$999,917	$868,268	$252,683	$1,120,951

Balance as of Beginning of Period, Before Impact of Changes in Instrument-Specific Credit Risk	$716,544	$150,107	$866,651	$790,615	$225,594	$1,016,209
Issuances	115,129	(1,327)	113,802	59,261	(49)	59,212
Interest	41,047	8,276	49,323	41,965	10,142	52,107
Attributed Fees Collected	123,090	87,078	210,168	104,938	89,462	194,400
Benefit Payments	(8,606)	(8,138)	(16,744)	(7,240)	(7,080)	(14,320)
Effect of Changes in Interest Rates	8,051	20,597	28,648	(177,230)	(79,171)	(256,401)
Effect of Changes in Equity Markets	(46,228)	(52,423)	(98,651)	(18,262)	(69,324)	(87,586)
Effect of Actual Experience Different from Assumptions	11,231	7,778	19,009	49,020	(17,322)	31,698
Effect of Changes in Other Future Expected Assumptions	48,808	(42,817)	5,991	(126,523)	(2,145)	(128,668)
Balance as of End of Period Before Impact of Changes in Instrument-Specific Credit Risk	1,009,066	169,131	1,178,197	716,544	150,107	866,651
Effect of Changes in Instrument-Specific Credit Risk	131,757	38,823	170,580	99,437	33,829	133,266
Balance as of End of Period	1,140,823	207,954	1,348,777	815,981	183,936	999,917
Less: Reinsurance Recoverable as of the End of the Period	—	(10,468)	(10,468)	—	(11,371)	(11,371)
Balance as of End of Period, Net of Reinsurance Recoverable	$1,140,823	$197,486	$1,338,309	$815,981	$172,565	$988,546

Net Amount at Risk	$5,425,310	$1,248,285	$6,673,595	$4,696,606	$1,288,267	$5,984,873
Weighted-average Attained Age of Contract holders (Years)	71	71	71	71	70	71
The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of
December 31, 2025 and 2024:

	As of December 31, 2025			As of December 31, 2024
	Asset	Liability	Net	Asset	Liability	Net
Fixed-Indexed Annuities	$756	$1,141,579	$(1,140,823)	$2,319	$818,300	$(815,981)
Variable- and Other Annuities	241	208,195	(207,954)	—	183,936	(183,936)
Total	$997	$1,349,774	$(1,348,777)	$2,319	$1,002,236	$(999,917)
Significant Inputs, Judgments, and Assumptions Used in Measuring Market Risk Benefits
Significant policyholder behavior and other assumption inputs to the calculation of the market risk benefits include interest rates, instrument-specific credit risk, mortality rates, surrender rates, and utilization rates. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review conducted during the year ended December 31, 2025, assumptions were updated for higher expected morbidity for certain long-term care related benefit riders, offset in part by an increase in expected fixed-indexed annuity activations, which resulted in a $6.0 million decrease to net income before taxes. During the year ended December 31, 2024, assumptions for fixed-indexed annuities mortality, surrenders, and utilization, and variable annuity activations were updated, which resulted in a $128.7 million increase to net income before taxes.

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
The following table presents the balances of and changes in separate account liabilities:

	Years Ended
	December 31, 2025			December 31, 2024
	Variable Annuities	Interest-Sensitive Life	Total	Variable Annuities	Interest-Sensitive Life	Total
Balance as of Beginning of Period	$3,400,617	$580,443	$3,981,060	$3,565,029	$541,971	$4,107,000
Premiums and Deposits	20,772	11,653	32,425	25,846	13,014	38,860
Surrenders, Withdrawals and Benefit Payments	(484,611)	(17,974)	(502,585)	(551,657)	(25,219)	(576,876)
Investment Performance	382,226	92,422	474,648	474,335	94,489	568,824
Other	(104,506)	(39,639)	(144,145)	(112,936)	(43,812)	(156,748)
Balance as of End of Period	$3,214,498	$626,905	$3,841,403	$3,400,617	$580,443	$3,981,060

Cash Surrender Value as of End of Period(1)	$3,214,498	$626,905	$3,841,403	$3,400,617	$580,443	$3,981,060
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.
The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	December 31, 2025	December 31, 2024
Asset Type:
Managed Volatility Equity/Fixed Income Blended Fund	$1,757,775	$1,930,973
Equity	1,742,429	1,685,944
Fixed Income	140,134	146,475
Money Market	201,027	217,086
Alternative	38	582
Total Assets Supporting Separate Account Liabilities	$3,841,403	$3,981,060

Closed Blocks
Summarized financial information of Global Atlantic’s closed blocks is as follows:

	December 31, 2025	December 31, 2024
Assets
Total Investments	$1,335	$1,361
Cash and Cash Equivalents	6,155	9,062
Accrued Investment Income	44	46
Reinsurance Recoverable	934,105	940,732
Deferred Income Taxes	53,693	50,321
Total Assets	995,332	1,001,522
Liabilities
Policy Liabilities	897,203	899,732
Policyholder Dividend Obligation at Fair Value	74,516	76,297
Policyholder Dividends Payable at Fair Value	9,353	9,578
Total Policy Liabilities	981,072	985,607
Accrued Expenses and Other Liabilities	12,073	13,639
Total Liabilities	993,145	999,246
Excess of Closed Block Liabilities Over Assets Designated to the Closed Blocks and Maximum Future Earnings to be Recognized from Closed Block Assets and Liabilities	$(2,187)	$(2,276)

	Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenues
Premiums and Other Income	$98	$1,449	$(911)
Net Investment Expense	290	332	319
Total Revenues	388	1,781	(592)
Benefits and Expenses
Policy Benefits and Claims	2,001	(929)	(2,219)
Other Expenses	(189)	44	(13)
Total Benefits and Expenses	1,812	(885)	(2,232)
Net Contribution from the Closed Blocks	(1,424)	2,666	1,640
Income Tax (Benefit) Expense	(3,339)	(7,367)	861
Net Income (Loss)	$1,915	$10,033	$779
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
Income (loss) before income taxes includes the following components:

	For the Years Ended December 31,
	2025	2024	2023
Income (Loss) before Income Taxes:
United States	$6,474,872	$5,087,745	$5,614,242
Foreign	624,288	772,688	940,367
Total Income (Loss) before Income Taxes	$7,099,160	$5,860,433	$6,554,609
The provision (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2025	2024	2023
Current
Federal	$1,109,978	$363,242	$462,940
State and Local	164,258	93,925	52,480
Foreign	204,460	188,837	108,836
Subtotal	1,478,696	646,004	624,256
Deferred
Federal	(554,175)	249,601	447,488
State and Local	41,170	62,538	121,198
Foreign	(11,943)	(3,747)	4,581
Subtotal	(524,948)	308,392	573,267
Total Income Taxes	$953,748	$954,396	$1,197,523

The following table reconciles the U.S. Federal Statutory Tax Rate to the Effective Income Tax Rate under the ASU
2023-09 guidance on income tax disclosures issued in December 2023 for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Rate (%)
Statutory U.S. Federal Income Tax Rate	$1,490,824	21.0%
State and Local Income Tax, net of federal income tax effect (1)	170,290	2.4%
Foreign Tax Effects
Bermuda
Tax rate differential	5,698	0.1%
Foreign tax credits	(71,329)	(1.0)%
Other foreign jurisdictions	45,285	0.6%
Effect of Changes in Tax Law or Rates (Current)	—	—%
Effect of Cross-Border Tax Laws
US tax on foreign insurance company	88,980	1.3%
Other	(8,997)	(0.1)%
Tax Credits	(4,845)	(0.1)%
Change in Valuation Allowances	4,576	—%
Nontaxable or Nondeductible Items
Income not attributable to KKR & Co. Inc.	(773,246)	(10.9)%
Compensation charges borne by KKR Holdings	73,747	1.0%
Other	(65,598)	(0.9)%
Changes in Unrecognized Tax Benefits	(619)	—%
Other Adjustments	(1,018)	—%
Effective Income Tax	$953,748	13.4%
(1)State and local income taxes in California and New York comprise a majority of the state and local income taxes, net of federal income tax effect category.
The following table reconciles the U.S. Federal Statutory Tax Rate to the Effective Income Tax Rate for the years ended
December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%
Income not attributable to KKR & Co. Inc. (1)	(15.5)%	(8.8)%
Foreign Income Taxes	—%	(0.3)%
State and Local Income Taxes	2.2%	2.2%
Compensation Charges not attributable to KKR & Co. Inc.	10.1%	4.9%
Change in Valuation Allowance	(1.1)%	—%
Non-Deductible Expenses	1.1%	—%
Other	(1.5)%	(0.7)%
Effective Income Tax Rate	16.3%	18.3%
(1)Represents primarily income attributable to noncontrolling interests for all periods.

A summary of the tax effects of the temporary differences is as follows:

Asset Management and Strategic Holdings	December 31, 2025	December 31, 2024
Deferred Tax Assets
Fund Management Fee Credits	$127,591	$127,006
Equity Based Compensation	37,246	96,476
KKR Holdings Unit Exchanges (1)	366,250	387,836
Depreciation and Amortization	102,419	140,088
Operating Lease Liability	176,828	179,640
Other	41,536	8,248
Total Deferred Tax Assets before Valuation Allowance	851,870	939,294
Valuation Allowance	(24,130)	—
Total Deferred Tax Assets	827,740	939,294
Deferred Tax Liabilities
Investment Basis Differences / Net Unrealized Gains & Losses	3,082,831	3,030,794
Indefinite Lived Intangible Asset(2)	454,284	444,123
Operating Lease Right-of-Use Asset	176,818	179,640
Other	91,478	74,452
Total Deferred Tax Liabilities	3,805,411	3,729,009
Total Deferred Taxes, Net	$(2,977,671)	$(2,789,715)
(1)In connection with exchanges of KKR Holdings equity into common stock of KKR & Co. Inc., KKR records a deferred tax asset associated with an increase in
KKR & Co. Inc.'s share of the tax basis of the tangible and intangible assets of KKR Group Partnership. This amount is offset by an adjustment to record amounts due to KKR Holdings and principals under the tax receivable agreement, which is included within Due to Affiliates in the consolidated statements of financial condition. The net impact of these adjustments was recorded as an adjustment to equity at the time of the exchanges.
(2)In connection with the acquisition of KJRM in 2022, KKR recognized a deferred tax liability resulting from the difference in the book and tax basis of the indefinite lived intangibles.

Insurance	December 31, 2025	December 31, 2024
Deferred Tax Assets
Insurance Reserves	$1,172,164	$675,090
Insurance Intangibles	421,016	461,211
Net Operating Loss and Capital Loss Carryforwards	1,166,358	813,382
Insurance Investment Basis Differences, Including Derivatives	235,583	819,881
Other	—	84,006
Total Deferred Tax Assets before Valuation Allowance	2,995,121	2,853,570
Valuation Allowance	(42,631)	(36,933)
Total Deferred Tax Assets	2,952,490	2,816,637
Deferred Tax Liabilities
Insurance Loss Reserve Adjustment	—	27,965
Other	153,035	—
Total Deferred Tax Liabilities	153,035	27,965
Total Deferred Taxes, Net	$2,799,455	$2,788,672
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. As of December 31, 2025, a valuation allowance of
$24.1 million has been recorded against certain state deferred tax assets primarily due to tax credit carryforwards that are expected to expire unutilized.

In 2022, changes in market conditions, including rapidly rising interest rates, impacted the unrealized tax gains and losses in the available for sale securities portfolios of Global Atlantic, resulting in deferred tax assets related to net unrealized tax capital losses for which the carryforward period has not yet begun. As such, when assessing recoverability, Global Atlantic considered our ability and intent to hold the underlying securities to recovery. Based on all available evidence, Global Atlantic concluded that a valuation allowance should be established on a portion of the US deferred tax assets related to unrealized tax capital losses that are not more-likely-than-not to be realized, which represents the portion of the portfolio Global Atlantic estimates it would not be able to hold to recovery. In 2024, Global Atlantic concluded that it had the ability to utilize realized capital loss carryforwards prior to their expiration, and to recover its unrealized losses in the available for sale securities portfolio. As a result, Global Atlantic concluded that it was more likely than not that the related US deferred tax assets would be wholly realizable, and consequently released the previously recorded valuation allowance recorded against its deferred income tax assets. Therefore, the valuation allowance of $89 million was released through the income tax expense line of the statement of operations as of December 31, 2024. As of December 31, 2025, there is no valuation allowance on realized or unrealized capital losses, as management concluded that realization is more likely than not. Certain Global Atlantic in scope entities have a full valuation allowance of $4.6 million on its net deferred tax assets, as realization is not more likely than not.
On December 27, 2023, the Government of Bermuda enacted the Bermuda Corporate Income Tax ("Bermuda CIT").
Commencing on January 1, 2025, the Bermuda CIT generally will impose a 15% corporate income tax on in-scope entities that are residents in Bermuda or have a Bermuda permanent establishment. On January 2, 2024, Global Atlantic became subject to
Bermuda CIT and resulted in the establishment of a $22.1 million deferred tax asset, primarily on available-for-sale securities, which was offset by a full valuation allowance. As of December 31, 2025, deferred tax assets associated with Bermuda CIT on
Global Atlantic and certain in-scope entities was $38.1 million. Global Atlantic does not believe those deferred tax assets will more likely than not be realized and therefore maintains a full valuation allowance.
As of December 31, 2025, KKR has state tax credit carryforwards of $24.1 million that will begin to expire in 2031. As of
December 31, 2025, the Global Atlantic and certain in-scope entities have U.S. federal net operating loss ("NOL")
carryforwards totaling $3.3 billion; $56.3 million will begin to expire in 2034 and the remainder has an indefinite life. Global
Atlantic also has capital loss carryforwards of $1.8 billion which will begin to expire in 2027.
As of December 31, 2025, KKR has accumulated undistributed earnings generated by certain foreign subsidiaries for which we have not recorded any deferred taxes with respect to outside U.S. federal income tax basis difference on these subsidiaries because of our ability and intent to reinvest such earnings indefinitely unless they can be distributed tax free. KKR will continue to evaluate its capital management plans. It is not practicable for us to determine the amount of unrecognized deferred income tax liability due to the complexity associated with the hypothetical calculation.
On December 20, 2021, the OECD released Pillar Two Model Rules, which contemplate a global 15% minimum tax rate. In
January 2026, the OECD released a “side-by-side” administrative guidance package under Pillar Two, agreed to by 145 jurisdictions, which introduces simplification measures and additional safe harbors intended to reduce compliance burdens and further align the global minimum tax framework. The package includes a simplified effective tax rate safe harbor, extensions of transitional relief, a new substance-based tax incentive safe harbor, and a side-by-side system for reporting in various countries in which we do business. For the year ended December 31, 2025, KKR concluded there was no material impact on income taxes with respect to Pillar Two. KKR will continue to evaluate the potential future impacts of Pillar Two and will continue to review the issuance of this guidance.
For the year ended December 31, 2025, cash payments of income taxes, net of refunds, were as follows:

For the Year Ended
December 31, 2025
Federal	$841,229
State	155,596
Foreign
United Kingdom	105,296
Other	107,095
Total Payments, net of refunds	$1,209,216

Tax Contingencies
KKR files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, KKR is subject to examination by U.S. federal and certain state, local and foreign tax regulators. As of December 31,
2025, tax returns of KKR and its predecessor entities are no longer subject to examinations for years before 2018 for U.S.
federal tax returns and 2014 for state and local tax returns under general statute of limitations provisions.
For the years ended December 31, 2025, 2024, and 2023, KKR's unrecognized tax benefits relating to uncertain tax positions, excluding related interest and penalties, consisted of the following:

	For the Years Ended December 31,
	2025	2024	2023
Unrecognized Tax Benefits, beginning of period	$32,830	$16,476	$41,008
Gross increases in tax positions in prior periods	—	10,677	—
Gross decreases in tax positions in prior periods	(577)	—	(13,878)
Gross increases in tax positions in current period	7,362	5,927	935
Lapse of statute of limitations	—	(250)	(219)
Settlements with taxing authorities	(7,027)	—	(11,370)
Unrecognized Tax Benefits, end of period	$32,588	$32,830	$16,476
If the above tax benefits were recognized, the effective income tax rate would be reduced. KKR recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits, KKR had a net increase of accrued penalties of $0.3 million and interest of $1.6 million during 2025 and in total, as of December
31, 2025, recognized a liability for penalties of $2.6 million and interest of $8.5 million. During 2024, penalties increased by
$0.4 million and interest increased by $1.8 million and in total, as of December 31, 2024, recognized a liability for penalties of
$2.3 million and interest of $6.9 million. During 2023, penalties decreased by $1.3 million and interest decreased by
$6.7 million and in total, as of December 31, 2023, recognized a liability for penalties of $2.0 million and interest of
$5.1 million.
19. EQUITY-BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation in connection with KKR equity incentive awards for the years ended December 31, 2025, 2024, and 2023, respectively.

	For the Years Ended December 31,
	2025	2024	2023
Asset Management(1)	$621,974	$611,644	$502,816
Insurance	100,135	134,799	115,653
Total	$722,109	$746,443	$618,469
(1)For the year ended December 31, 2025, KKR recorded acquisition-related stock consideration of $5.1 million.

KKR Equity Incentive Awards
Under KKR's equity incentive plan, KKR is permitted to grant equity awards representing ownership interests in
KKR & Co. Inc. common stock. On March 29, 2019, the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the
"2019 Equity Incentive Plan") became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan, and the 2019 Equity
Incentive Plan became KKR's only plan for providing new equity awards by KKR & Co. Inc. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of December 31, 2025, 53,140,914 shares may be issued under the 2019 Equity Incentive Plan. KKR has also issued equity grants in the form of restricted holdings units through KKR Holdings III L.P. ("KKR Holdings III"), which are not issued under the 2019 Equity Incentive Plan and are currently held by certain current and former KKR employees. Equity awards granted generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions, including those described below.
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
As of December 31, 2025, there was approximately $775 million of total estimated unrecognized expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.4 years.
A summary of the status of unvested Service-Vesting Awards from January 1, 2025 through December 31, 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	21,105,890	$64.65
Granted	2,413,187	112.30
Vested	(6,396,381)	59.60
Forfeitures	(978,911)	73.31
Balance, December 31, 2025	16,143,785	$73.25
Market Condition Awards
KKR also grants restricted stock units and restricted holdings units that are subject to both a service-based vesting condition and a market price based vesting condition. The following is a discussion of the Market Condition Awards, excluding the Co-CEO Awards (as defined and discussed below).

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
As of December 31, 2025, there was approximately $358 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 1.6 years.
A summary of the status of unvested Market Condition Awards from January 1, 2025 through December 31, 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2025	38,019,023	$31.33
Granted	—	—
Vested	(65,467)	44.84
Forfeitures	(628,295)	46.26
Balance, December 31, 2025	37,325,261	$31.05
As of December 31, 2025, all of the Market Condition awards have met their market price based vesting condition. These
Market Condition awards remain unvested until their service conditions (as described above) are satisfied.

Co-CEO Awards
On December 9, 2021, the Board of Directors approved grants of 7.5 million restricted holdings units to each of KKR’s Co-
Chief Executive Officers that are subject to both a service-based vesting condition and a market price based vesting condition
(referred to hereafter as "Co-CEOs Awards"). For both Co-Chief Executive Officers, 20% of the Co-CEOs Awards are eligible to vest at each of the following KKR common stock prices targets: $95.80, $105.80, $115.80, $125.80 and $135.80. The market price based vesting condition is met when the average closing price of KKR common stock during 20 consecutive trading days meets or exceeds the stock price targets. In addition to the market price based vesting conditions, in order for the award to vest, the Co-Chief Executive Officer is required to be employed by KKR on December 31, 2026 (with exceptions for involuntary termination without cause, death and permanent disability).
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
As of December 31, 2025, there was approximately $145 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from January 1, 2026 to December 31, 2026. As of
December 31, 2025, all Co-CEO Awards have met their market price based vesting condition. The Co-CEO Awards remain unvested until their service conditions (as described above) are satisfied.
20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	December 31, 2025	December 31, 2024
Amounts Due From Unconsolidated Investment Funds	$1,954,509	$1,583,090
Amounts Due From Portfolio Companies	353,192	272,955
Due From Affiliates	$2,307,701	$1,856,045
Due to Affiliates consists of:

	December 31, 2025	December 31, 2024
Amounts Due to Current and Former Employees Under the Tax Receivable Agreement	$359,261	$378,951
Amounts Due to Unconsolidated Investment Funds	83,101	145,565
Due to Affiliates	$442,362	$524,516

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
The tax receivable agreement required KKR to pay to KKR Holdings, or to current and former principals who exchanged
KKR Holdings equity for shares of common stock (as transferees of KKR Group Partnership Units), 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that KKR realized as a result of the increase in tax basis described above, as well as 85% of the amount of any such savings KKR actually realized as a result of increases in tax basis that arose due to future payments under the agreement. KKR benefited from the remaining 15% of cash savings, if any, in income tax that it realized.
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
For the years ended December 31, 2025, 2024, and 2023, cash payments that have been made under the tax receivable agreement were $25.5 million, $27.2 million, and $16.3 million, respectively. KKR expects to benefit from the remaining 15%
of cash savings, if any, in income tax that they realize. As of December 31, 2025, $22.8 million of cumulative income tax savings have been realized.
Discretionary Investments
Certain of KKR's current and former employees and other qualifying personnel are permitted to invest, and have invested, their own capital in KKR's funds, in side-by-side investments with these funds and the firm, as well as in funds managed by its hedge fund partnerships. Side-by-side investments are made on the same terms and conditions as those acquired by the applicable fund or the firm, except that the side-by-side investments do not subject the investor to management fees or a carried interest. The cash contributed by these individuals aggregated $611.9 million, $863.8 million, and $629.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Aircraft and Other Services
Certain of our senior employees own aircraft that are used for KKR's business in the ordinary course of its operations. The hourly rates that KKR pays for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. KKR incurred $5.8 million, $6.2 million, and $3.4 million for the use of these aircraft for the years ended December
31, 2025, 2024, and 2023, respectively, of which substantially all was paid to entities controlled by Messrs. Kravis, Roberts and
Nuttall, and of which substantially all was borne by KKR rather than its investment funds (which indirectly bear the cost of some of these flights at commercial airline rates).
Facilities
Messrs. Kravis and Roberts, including their estate planning trusts, whose beneficiaries include their children, and certain other senior employees who are not executive officers of KKR, are minority limited partners in a real estate partnership that owns KKR's Menlo Park location. Payments made to this partnership were $7.1 million, $7.7 million, and $9.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. In November 2022, this lease was renewed for another 15-
year term.

21. SEGMENT REPORTING
KKR operates through three reportable segments which are presented below and reflect how its chief operating decision-
makers, who are the Co-Chief Executive Officers, allocate resources and assess performance:
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
•Strategic Holdings - The strategic holdings business acquires and manages interests in operating companies that are owned by KKR. This segment primarily generates income from dividends from these businesses. Dividends are presented net of management fees paid to the Asset Management segment. If KKR were to sell a portion or all of a business reported in Strategic Holdings, the realized gain or loss would be presented as realized investment income, net of a performance fee paid to the Asset Management segment.
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
Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by the Asset
Management segment as the investment adviser for Global Atlantic insurance companies, (ii) management and performance fees earned by the Asset Management segment from the Strategic Holdings segment, and (iii) interest income and expense based on lending arrangements where the Asset Management segment borrows from the Insurance segment. All these inter-
segment transactions are recorded by each segment based on the applicable governing agreements. Additionally, due to the integrated nature of our segment operations and as part of our strategic capital allocation decisions, inter-segment asset transfers have and may continue to occur. In these cases in segment reporting, the assets are transferred at their fair value, and no gain or loss is recognized at the time of transfer. Earnings are recognized upon realization events and transactions with third parties. Total Segment Earnings represents the total segment earnings of KKR’s Asset Management, Insurance, and
Strategic Holdings segments:
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

Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Years Ended December 31,
	2025	2024	2023
Asset Management
Management Fees (1)(2)	$4,100,841	$3,461,381	$3,030,325
Transaction and Monitoring Fees, Net	1,092,577	1,165,884	720,654
Fee Related Performance Revenues	181,784	137,992	94,427
Fee Related Compensation	(940,721)	(833,918)	(865,336)
Other Operating Expenses	(720,168)	(663,543)	(596,284)
Fee Related Earnings	3,714,313	3,267,796	2,383,786
Realized Performance Income	1,879,512	1,822,115	1,065,389
Realized Performance Income Compensation	(1,387,776)	(1,213,327)	(666,440)
Realized Investment Income (3)	403,455	534,668	645,031
Realized Investment Income Compensation	(60,520)	(80,198)	(103,590)
Asset Management Segment Earnings	$4,548,984	$4,331,054	$3,324,176

Insurance
Net Investment Income (1) (4)	$7,224,118	$6,328,822	$5,377,817
Net Cost of Insurance	(5,229,343)	(4,448,886)	(3,283,009)
General, Administrative and Other	(885,380)	(865,390)	(805,109)
Pre-tax Operating Earnings	1,109,395	1,014,546	1,289,699
Pre-tax Operating Earnings Attributable to Noncontrolling Interests	—	—	(473,062)
Insurance Operating Earnings	$1,109,395	$1,014,546	$816,637

Strategic Holdings
Dividends, Net (2)	$162,096	$76,211	$14,531
Strategic Holdings Operating Earnings	162,096	76,211	14,531
Net Realized Investment Income(3)	69,861	87,693	—
Strategic Holdings Segment Earnings	$231,957	$163,904	$14,531

Total Segment Earnings	$5,890,336	$5,509,504	$4,155,344

(1)     Includes intersegment management fees of $673.9 million, $537.2 million, and $445.9 million earned by the Asset Management segment from the Insurance segment for the  years ended December 31, 2025, 2024, and 2023, respectively.

(2)    Includes intersegment management fees of $36.6 million and $31.8 million earned by the Asset Management segment from the
Strategic Holdings segment for the years ended December 31, 2025 and 2024, respectively.

(3)    Includes intersegment performances fees of $12.3 million and $15.5 million earned by the Asset Management segment from the
Strategic Holdings segment for the years ended December 31, 2025 and 2024, respectively.

(4) Includes intersegment interest expense of $18.6 million, $10.2 million, and $186.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
	As of December 31,
	2025	2024
Segment Assets:
Asset Management	$26,214,100	$25,868,340
Insurance	272,649,491	243,719,868
Strategic Holdings	11,626,832	8,052,232
Total Segment Assets	$310,490,423	$277,640,440

	Years Ended December 31,
Non-Cash Expenses Excluded from Segment Earnings	2025	2024	2023
Equity Based Compensation
Asset Management	$621,974	$611,644	$502,816
Insurance	100,135	134,799	71,579
Total Non-Cash Expenses	$722,109	$746,443	$574,395

Reconciliations of Total Segment Amounts
The following tables reconcile Segment Revenues, Expenses, Earnings, and Assets to their equivalent GAAP measure:

	Years Ended December 31,
	2025	2024	2023
Total GAAP Revenues	$19,464,307	$21,878,698	$14,499,312
Impact of Consolidation and Other	1,313,552	1,344,972	861,928
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(3,771,235)	(3,558,284)	(2,843,437)
Realized Carried Interest	1,570,205	1,481,760	1,005,759
Realized Investment Income	403,455	534,668	645,031
Capstone Fees	(113,563)	(110,953)	(100,314)
Expense Reimbursements	(165,397)	(152,726)	(75,687)
Strategic Holdings Adjustments:
Realized Investment Income and Dividends	280,930	211,157	14,531
Insurance Adjustments:
Net Premiums	(3,397,186)	(7,898,834)	(1,975,675)
Policy Fees	(1,350,814)	(1,377,686)	(1,260,249)
Other Income	(256,763)	(238,410)	(176,442)
(Gains) Losses from Investments(1)	1,907,743	1,532,863	700,380
Non-Operating Changes in Policy Liabilities and Derivatives	(770,990)	(32,459)	(346,963)
Total Segment Revenues (2)	$15,114,244	$13,614,766	$10,948,174
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv)
Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income, and (vii) Dividends, Net.

	Years Ended December 31,
	2025	2024	2023
Total GAAP Expenses	$19,012,315	$20,985,860	$12,358,605
Impact of Consolidation and Other	(825,185)	(448,776)	(392,778)
Asset Management Adjustments:
Equity-based Compensation	(616,915)	(611,644)	(502,816)
Unrealized Carried Interest Compensation	(1,566,828)	(1,505,558)	(792,758)
Amortization of Intangibles	(1,787)	—	—
Transaction-related and Non-operating Items	(96,289)	(122,009)	(31,805)
Reimbursable Expenses	(165,397)	(152,726)	(75,687)
Capstone Expenses	(100,030)	(81,280)	(77,642)
Insurance Adjustments:
Net Premiums	(3,397,186)	(7,898,834)	(1,975,675)
Policy Fees	(1,350,814)	(1,377,686)	(1,260,249)
Other Income	(256,763)	(238,410)	(176,442)
Non-Operating Changes in Policy Liabilities	(1,249,932)	(270,326)	(608,081)
Equity-Based Compensation	(100,135)	(134,799)	(115,653)
Amortization of Intangibles	(18,796)	(17,935)	(17,647)
Transaction-Related and Non-Operating Items	(42,350)	(20,615)	(11,604)
Total Segment Expenses (1)	$9,223,908	$8,105,262	$6,319,768
(1)Total Segment Expenses is comprised of (i) Fee Related Compensation, (ii) Realized Performance Income Compensation, (iii) Realized Investment Income
Compensation, (iv) Net Cost of Insurance, (v) General, Administrative and Other, and (vi) Other Operating Expenses.

	Years Ended December 31,
	2025	2024	2023
Income (Loss) Before Tax (GAAP)	$7,099,160	$5,860,433	$6,554,609
Impact of Consolidation and Other	(3,991,700)	(1,252,727)	(1,543,641)
Interest Expense, Net	257,725	302,381	325,919
Asset Management Adjustments:
Unrealized (Gains) Losses	560,892	(673,790)	(843,627)
Unrealized Carried Interest	(2,140,747)	(1,943,200)	(1,656,974)
Unrealized Carried Interest Compensation	1,566,828	1,505,558	792,758
Transaction-related and Non-operating Items(1)	96,289	122,009	31,805
Equity-based Compensation	268,067	279,418	230,858
Equity-based Compensation - Performance based	348,848	332,226	271,958
Amortization of Acquired Intangibles	1,787	—	—
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(746,252)	(958,418)	(691,307)
Insurance Adjustments:(2)
(Gains) Losses from Investments(2,3)	2,088,687	1,465,348	363,956
Non-Operating Changes in Policy Liabilities and Derivatives(2)	319,471	296,917	228,929
Transaction-Related and Non-Operating Items(1)(2)	42,350	20,615	7,347
Equity-Based Compensation(2)	100,135	134,799	71,579
Amortization of Acquired Intangibles(2)	18,796	17,935	11,175
Total Segment Earnings	$5,890,336	$5,509,504	$4,155,344
(1)For the year ended December 31, 2025, Transaction-related and Other Non-operating items includes (i) $99 million related to transaction-related costs and other corporate actions, which includes $5 million of acquisition-related stock consideration and (ii) $39 million of costs associated with certain integration, restructuring, and other non-operating expenses across our Asset Management and Insurance businesses.
(2)Amounts represent the portion allocable to KKR.
(3)Includes gains and losses on funds withheld receivables and payables embedded derivatives.

	As of
	December 31, 2025	December 31, 2024
Total GAAP Assets	$410,144,072	$360,099,411
Impact of Consolidation and Reclassifications	(93,778,122)	(78,288,198)
Carry Pool Reclassifications	(5,875,527)	(4,170,773)
Total Segment Assets	$310,490,423	$277,640,440
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
Dividends on the Series D Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by KKR & Co. Inc.’s board of directors, or an authorized committee thereof (which will be influenced by receipt of distributions from KKR Group Partnership in respect of our Series D mirrored preferred units that we hold in KKR Group
Partnership) at an annual rate of 6.25% on the liquidation preference of $50.00 per share of Series D Mandatory Convertible
Preferred Stock, and may be paid in cash or, subject to certain limitations, in shares of common stock or, subject to certain limitations, any combination of cash and shares of common stock.
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

Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our 2019 Equity Incentive Plan representing the right to receive common stock. KKR expects that the program will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. In April 2024, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically add an additional $500 million to the then remaining available amount of $50 million or less (the “Share Repurchase Program Increase Threshold”). The Share Repurchase Program
Increase Threshold was reached during the second quarter of 2025, which automatically added an additional $500 million to the then remaining available amount. As of January 30, 2026, there was approximately $439 million remaining under the program. Any additional increases to this remaining available amount would require a separate approval by the Board of
Directors of KKR & Co. Inc. The repurchase program does not have an expiration date.
The following table presents the shares of KKR & Co. Inc. common stock that have been repurchased or equity awards retired under the repurchase program:

	Years Ended December 31,
	2025	2024	2023
Shares of common stock repurchased	36,411	—	5,395,162
Equity awards for common stock retired	1,071,587	1,170,857	764,999
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
(iii)certain current and former employees who hold exchangeable securities; and
(iv)third-party investors in certain of Global Atlantic's consolidated entities.

The following table presents the balances of, and changes in, Noncontrolling Interests:

	Years Ended December 31,
	2025	2024	2023
Balance at the beginning of the period	$36,747,947	$34,904,791	36,410,858
Net Income (Loss) Attributable to Noncontrolling Interests	3,619,846	1,756,643	1,630,230
Other Comprehensive Income (Loss), net of tax	1,362	6,294	588,415
Compensation Modification – Issuance of Holdings III Units	—	53,623	—
Equity-Based Compensation (Non-Cash Contribution)	407,113	432,299	323,577
2024 GA Acquisition – Cash consideration	—	(2,622,230)	—
2024 GA Acquisition – Issuance of Holdings III Units	—	40,789	—
Change in KKR & Co. Inc.'s Ownership - 2024 GA Acquisition	—	2,169,300	—
Change in KKR & Co. Inc.'s Ownership Interest	(450,616)	(431,394)	(156,867)
Capital Contributions	11,355,497	7,466,717	12,871,585
Capital Distributions	(6,081,746)	(8,191,990)	(8,301,516)
Changes in Consolidation	2,391,392	1,163,105	(8,461,491)
Impact of Acquisition – HealthCare Royalty Management, LLC (1)	28,313	—	—
Balance at the end of the period	$48,019,108	$36,747,947	$34,904,791
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
The following table presents the balances of, and changes in, Redeemable Noncontrolling Interests:

	Years Ended December 31,
	2025	2024	2023
Balance at the beginning of the period	$1,585,177	$615,427	$152,065
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	155,103	73,149	(5,405)
Capital Contributions	1,068,632	922,127	499,433
Capital Distributions	(98,670)	(23,763)	(2,845)
Change in KKR & Co. Inc.'s Ownership Interest	—	(1,763)	—
Changes in Consolidation	—	—	(27,821)
Balance at the end of the period	$2,710,242	$1,585,177	$615,427
24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of December 31, 2025, KKR had unfunded commitments consisting of $10.5 billion to its investment funds and vehicles. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of December 31, 2025, these capital markets commitments amounted to $1.0 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of December 31, 2025, have been reduced to reflect the amount expected to be funded by such third parties. As of
December 31, 2025, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $5.0 billion.
Global Atlantic has commitments to purchase or fund investments of $7.3 billion as of December 31, 2025. These commitments include those related to mortgage loans, other lending facilities, and real assets. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $30.9 million for current expected credit losses as of December 31, 2025.
In addition, Global Atlantic has entered into agreements to purchase loans. Global Atlantic's obligations under these agreements are subject to change, curtailment, and cancellation based on various provisions including repricing mechanics, due diligence reviews, and performance or pool quality, among other factors.
Global Atlantic has certain contingent funding obligations related to development-stage renewable energy projects in the amount of $322.2 million as of December 31, 2025, with expiration dates occurring between March 2026 and September
2027. For accounting purposes, these contingent funding obligations are considered guarantees of the obligations of the development-stage renewable energy projects.

As of December 31, 2025, purchase commitments under agreements with third-party administrators and other service providers were as follows:

2026	$27,825
2027	17,625
2028	12,266
2029	10,450
2030	9,291
Thereafter	45,066
Total	$122,523
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
consolidated investments in renewable energy.
As of December 31, 2025, the approximate aggregate future lease payments required on the asset management operating leases are as follows:

2026	$82,539
2027	77,698
2028	76,768
2029	74,355
2030	68,109
Thereafter	587,902
Total Lease Payments Required	967,371
Less: Imputed Interest	207,575
Total Operating Lease Liabilities	$759,796
As of December 31, 2025, the approximate aggregate future lease payments required on the Global Atlantic operating leases are as follows:

2026	$16,780
2027	16,753
2028	13,358
2029	12,011
2030	12,480
Thereafter	284,337
Total Lease Payments Required	355,719
Less: Imputed Interest	180,040
Total Operating Lease Liabilities	$175,679

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
As of December 31, 2025, approximately $150 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying investment funds were liquidated at their December 31, 2025 fair values. Although
KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $65 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of December 31, 2025, Associates Holdings had access to cash reserves sufficient to reimburse the full
$65 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, a possibility that management views to be remote, the clawback obligation would have been approximately $5.8 billion as of
December 31, 2025. KKR will acquire control of Associates Holdings when a subsidiary of KKR becomes its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31, 2026.
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
In addition, the Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global
Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement,
Global Atlantic (Fin) Company ("GA FinCo"), a Delaware corporation and wholly-owned indirect subsidiary of TGAFG, the holding company for the Global Atlantic business, is obligated to make annual payments out of available cash, guaranteed by
Global Atlantic Financial Group Limited, to Goldman Sachs over an approximately 25-year period. As of December 31, 2025, the present value of the remaining amount to be paid is $46.3 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and Global Atlantic Financial
Group Limited.
Unless otherwise stated above, KKR's maximum exposure under the arrangements described under this section “—
Indemnifications and Other Guarantees” are currently unknown as there are no stated or notional amounts included in these arrangements and KKR's liabilities for these matters would require a claim to be made against KKR in the future.
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
Inc. and others for rehearing. On April 8, 2024, KKR & Co. Inc. and other defendants in the declaratory judgment case filed motions with the Supreme Court of Kentucky for discretionary review of the Court of Appeals' December 1, 2023 decision. On
August 14, 2024, the Kentucky Supreme Court granted discretionary review in the Kentucky AG’s declaratory judgment case of both personal jurisdiction over KKR & Co. Inc. and the enforceability and constitutionality of the indemnification provisions and, on September 22, 2025, opening briefs were filed by KKR & Co. Inc. and other defendants. The Commonwealth of
Kentucky filed its response briefs on November 21, 2025, and KKR & Co. Inc. and other defendants filed their reply briefs on
December 15, 2025.
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
On November 19, 2025, the Kentucky Public Pensions Authority (“KPPA”) filed a motion to intervene in the consolidated
2020 AG Action and 2024 AG Action to assert claims against KKR & Co. Inc., Prisma Capital Partners LP, and Prisma Capital
Partners LLC. On December 8, 2025, the court entered an agreed order tendered by the parties granting KPPA’s motion to intervene and ordering that all briefing and deadlines relating to KPPA’s intervening complaint are stayed pending decision by the Kentucky Supreme Court in the appeals arising out of the Kentucky AG’s declaratory judgment action.

Shareholder Derivative Litigation
On July 30, 2024, a shareholder derivative complaint was filed in Delaware Chancery Court and was subsequently amended on August 7, 2024 (first amended complaint) and further amended on August 19, 2025 (second amended complaint). The operative second amended complaint claims, among other matters, that the Co-Founders and various current and former executive officers and directors of KKR & Co. Inc. breached fiduciary duties and wasted corporate assets in connection with transactions contemplated by the Reorganization Agreement pursuant to which, among other things, the Co-
Founders, certain current and former executive officers, and other senior executives of KKR received common stock from KKR.
The suit seeks to recover on behalf of KKR & Co. Inc. a cancellation of shares issued in the reorganization, monetary damages, injunctive relief, restitution, and other remedies. KKR & Co. Inc. and other defendants filed a motion to dismiss the operative second amended complaint on October 6, 2025. On December 18, 2025, plaintiffs filed their opposition to the motion to dismiss the second amended complaint. Defendants filed their response on February 13, 2026.
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
Since 2022, as previously disclosed, KKR has been subject to investigations by the Antitrust Division of the DOJ (the “DOJ”)
related to the accuracy and completeness of certain filings made by KKR pursuant to the premerger notification requirements under the Hart‐Scott‐Rodino Act of 1976 (“HSR”) for certain transactions in 2021 and 2022. On January 14, 2025, the DOJ filed a civil antitrust complaint (the “DOJ Complaint”) in the U.S. District Court for the Southern District of New York against KKR and various KKR-sponsored investment entities (the “KKR Defendants”) alleging violations of the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including potential disgorgement and injunctive relief against future violations of the HSR Act. On January 14, 2025, KKR filed a complaint (the “KKR Complaint”) in the U.S. District Court for the District of
Columbia against Doha Mekki in her official capacity as Acting Assistant Attorney General of the United States for the
Antitrust Division, the DOJ, the Federal Trade Commission (“FTC”), and the United States of America pertaining to the HSR-
related investigations conducted by the DOJ. On January 16, 2025, KKR voluntarily dismissed the KKR Complaint filed in the
U.S. District Court for the District of Columbia and re-filed it in the U.S. District Court for the Southern District of New York as
related to the DOJ Complaint. The KKR Complaint requests various forms of relief, including declaratory judgments that: (i)
KKR did not violate the HSR Act; (ii) the DOJ’s and FTC’s interpretations of the HSR Act are unconstitutionally vague; and (iii)
the DOJ seeks an excessive fine in violation of the U.S. Constitution. KKR intends to vigorously defend against the DOJ
Complaint and filed a motion to dismiss the DOJ Complaint on April 17, 2025.  The DOJ filed its motion to dismiss the KKR
Complaint on April 23, 2025, and KKR and the DOJ agreed to dismiss one count of the KKR Complaint and to stay the rest of the DOJ’s motion to dismiss pending resolution of KKR’s motion to dismiss the DOJ Complaint. The DOJ has continued its investigations into certain of KKR’s past HSR filings, and KKR continues to cooperate in connection with these investigations.
The DOJ may initiate additional civil or criminal proceedings or take other actions against KKR, its employees or portfolio companies, which could include further antitrust investigations into past HSR filings or transactions or other purported violations of law. There can be no certainty as to the possible outcome of the DOJ Complaint, the KKR Complaint, the DOJ’s investigations, or such other proceedings or other actions, any of which could result in a range of adverse financial and non‐
financial consequences to KKR. Even in the event that the parties are able to settle the pending litigation, it is possible that any such settlement could involve significant monetary penalties and/or other possible remedial measures. In addition, KKR is currently, and may from time to time become, subject to other investigations by the Antitrust Division of the DOJ and other
U.S. or non-U.S. governmental authorities related to antitrust matters, including the European Commission’s investigation relating to the acquisition of certain infrastructure assets of Telecom Italia S.p.A. and FiberCop S.p.A. KKR is currently cooperating in connection with these other investigations.

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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $31.6 million, $17.9 million, and
$20.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in insurance expenses in the consolidated statements of operations. As of December 31, 2025 and 2024, the total capacity of the financing arrangements with third parties was $2.6 billion and $2.4 billion, respectively.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both December 31, 2025 and 2024.

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

($ in thousands)	Ordinary dividend and distribution capacity
U.S. domiciled
Commonwealth Annuity and Life Insurance Company	None

Bermuda domiciled
Global Atlantic Re Limited	$1,674,870
Shareholders’ equity of our principal U.S.-domiciled insurance subsidiary, Commonwealth Annuity and Life Insurance
Company, determined pursuant to statutory accounting rules was approximately $6.8 billion and $6.2 billion as of December
31, 2025 and 2024, respectively. Statutory surplus computed under those methodologies differ from equity reported in accordance with U.S. GAAP primarily because fixed maturity securities are required to be carried at cost or amortized cost, embedded derivatives on funds withheld reinsurance balances are not recognized, policy acquisition costs are expensed when incurred and asset valuation, and interest maintenance reserves are required to be held. Life insurance reserves are calculated based upon different assumptions and the recognition of deferred tax assets is based on different recoverability assumptions.
Shareholders’ equity of our Bermuda-domiciled insurance subsidiary, Global Atlantic Re Limited, determined pursuant to statutory accounting rules was approximately $5.1 billion and $4.2 billion as of December 31, 2025 and 2024, respectively.
Bermuda reinsurers file statutory financial statements with the Bermuda Monetary Authority (the "BMA") that may differ from U.S. GAAP. For example, Bermuda statutory surplus differs from U.S. GAAP primarily due to a modification that permits our Bermuda insurance subsidiary to not measure the embedded derivative included within certain funds withheld coinsurance agreements at fair value.

26. SUBSEQUENT EVENTS
A dividend of $0.185 per share of common stock of KKR & Co. Inc. has been declared and was announced on February 5,
2026. This dividend will be paid on March 3, 2026 to common stockholders of record as of the close of business on February
17, 2026. Additionally, beginning with the dividend to be announced with the results of the quarter ending March 31, 2026,
KKR intends to increase its regular annualized dividend per share of common stock from $0.74 to $0.78.
A dividend of $0.78125 per share of Series D Mandatory Convertible Preferred Stock has been declared and was announced on February 5, 2026 and set aside for payment. This dividend will be paid on March 1, 2026 to holders of record of
Series D Mandatory Convertible Preferred Stock as of the close of business on February 15, 2026.
On February 4, 2026, KKR entered into a definitive agreement to acquire 100% of Arctos Partners, LP (“Arctos”), an investment firm that provides strategic growth capital and liquidity solutions to sports franchises and to private investment fund sponsors. The closing of the acquisition is subject to the satisfaction of regulatory and specified sports approvals as well as other customary conditions.  Subject to the closing, KKR agreed to pay (i) $1.4 billion in initial consideration for the seller's equity interests in Arctos, consisting of cash and equity securities of KKR, and (ii) up to $550 million of additional equity securities based on KKR share price and Arctos business-specific performance targets.  The number of shares or units issuable in connection with the initial equity consideration of $1.1 billion will be calculated using $130.62 per share of common stock of KKR & Co. Inc.

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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-
Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Co-Chief Executive Officers and Chief
Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the
Treadway Commission (COSO) in Internal Control—Integrated Framework that was issued in 2013. Based on its assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act)
occurred during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.  OTHER INFORMATION
None.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT
INSPECTIONS
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table presents certain information concerning our Board of Directors and executive officers.

Name	Age	Position(s)
Henry R. Kravis	82	Co-Executive Chairman and Director
George R. Roberts	82	Co-Executive Chairman and Director
Joseph Y. Bae	54	Co-Chief Executive Officer and Director
Scott C. Nuttall	53	Co-Chief Executive Officer and Director
Craig Arnold	65	Director
Timothy R. Barakett	60	Director
Adriane M. Brown	67	Director
Matthew R. Cohler	48	Director
Mary N. Dillon	64	Director
Arturo Gutiérrez Hernández	59	Director
Xavier B. Niel	58	Director
Kimberly A. Ross	60	Director
Patricia F. Russo	73	Director
Robert W. Scully	76	Director
Evan T. Spiegel	35	Director
Robert H. Lewin	46	Chief Financial Officer
Dane E. Holmes	55	Chief Administrative Officer
Kathryn K. Sudol	51	Chief Legal Officer and General Counsel
Henry R. Kravis co-founded KKR in 1976 and serves as our Co-Executive Chairman. Mr. Kravis was our Co-Chief Executive
Officer until 2021 and is actively involved in managing the firm. Mr. Kravis currently serves on the boards of Axel Springer and
Catalio Capital Management, LP. He also serves as a director, chairman emeritus, trustee or executive committee member of several cultural, professional, and educational institutions, including The Business Council (former chairman), Claremont
McKenna College, Columbia Business School (former co-chairman), Mount Sinai Hospital, the Partnership for New York City
(former chairman), the Partnership Fund for New York City (founding chairman), Rockefeller University (former vice chairman), and Sponsors for Educational Opportunity (chairman). He earned a B.A. from Claremont McKenna College in 1967 and an M.B.A. from the Columbia Business School in 1969. Mr. Kravis has five decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our Co-
Founder, Co-Executive Chairman and former Co-Chief Executive Officer, Mr. Kravis has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to our Board of
Directors. Mr. Kravis and Mr. Roberts are first cousins.
George R. Roberts co-founded KKR in 1976 and serves as our Co-Executive Chairman. Mr. Roberts was our Co-Chief
Executive Officer until 2021 and is actively involved in managing the firm. Mr. Roberts has served as a director or trustee of several cultural and educational institutions, including Claremont McKenna College. He is also Founder and Chairman of the board of directors of REDF, a San Francisco nonprofit organization. He earned a B.A. from Claremont McKenna College in 1966 and a J.D. from the University of California (Hastings) Law School in 1969. Mr. Roberts has five decades of experience financing, analyzing, and investing in public and private companies, as well as serving on the boards of a number of KKR portfolio companies. As our Co-Founder, Co-Executive Chairman and former Co-Chief Executive Officer, Mr. Roberts has an intimate knowledge of KKR's business, which allows him to provide insight into various aspects of our business and is of significant value to our Board of Directors. Mr. Roberts and Mr. Kravis are first cousins.

Joseph Y. Bae joined KKR in 1996 and is our Co-Chief Executive Officer. Prior to his current position, he served as our Co-
President and Co-Chief Operating Officer from 2017 to 2021, and he has been a member of our Board of Directors since July
2017. Mr. Bae has held numerous leadership roles at KKR. He was the architect of KKR’s expansion in Asia, building one of the largest and most successful platforms in the market. In addition to his role developing KKR’s Asia-Pacific platform, he has presided over business building in the firm’s private markets businesses, which included leading or serving on all of the investment committees and implementing the firm’s modern thematic investment approach. He is active in a number of non-
profit educational and cultural institutions, including co-founding and serving on the board of The Asian American Foundation, as a member of Harvard University’s Global Advisory Council, and as a member of the Harvard Corporation. Mr. Bae’s intimate knowledge of KKR’s business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to our Board of Directors.
Scott C. Nuttall joined KKR in 1996 and is our Co-Chief Executive Officer. Prior to his current position, he served as our Co-
President and Co-Chief Operating Officer from 2017 to 2021, and he has been a member of our Board of Directors since July
2017. Mr. Nuttall has had numerous leadership roles at KKR. He was the architect of the firm’s major strategic development initiatives, including leading KKR’s public listing, developing the firm’s balance sheet strategy, overseeing the development of
KKR’s Public Markets businesses in the credit and hedge fund space as well as the creation of the firm’s capital markets, capital raising, and insurance businesses. Mr. Nuttall serves on KKR’s Balance Sheet Committee. He was a member of the board of directors of Fiserv, Inc. until 2022. He has also served on the boards of various non-profit institutions with a particular focus on education, most recently as Co-Chairman of Teach for America – New York. Mr. Nuttall's intimate knowledge of KKR's business and operations and his experience in a variety of senior leadership roles within KKR provide significant value to our Board of Directors.
Craig Arnold has been a member of our Board of Directors since September 2025. Mr. Arnold is the former Chairman of the Board and Chief Executive Officer of Eaton Corporation, a global intelligent power management company. Prior to becoming Chairman and Chief Executive Officer in 2016 (a position he held until May 2025), Mr. Arnold served as the
President and Chief Operating Officer of Eaton Corporation. Prior to that, Mr. Arnold served as Vice Chairman and Chief
Operating Officer of Eaton Corporation’s Industrial Sector from 2009 to 2015. Mr. Arnold previously worked for General
Electric Company, where he held roles across the Appliances, Plastics and Lighting businesses. He currently is a member of the
Boards of Directors of Medtronic, where he serves as the lead independent director, Honeywell, Procter & Gamble, the
United Way of Greater Cleveland and the Salvation Army of Greater Cleveland. He graduated from California State University,
San Bernardino with a bachelor’s degree, and obtained a Master of Business Administration from Pepperdine University. Mr.
Arnold brings significant value to our Board of Directors from his extensive leadership, strategy and risk management experience from his years of leadership at large multinational companies and possesses strong corporate governance acumen and financial oversight skills from service on multiple public company boards of directors.
Timothy R. Barakett has been a member of our Board of Directors since March 2025. Mr. Barakett is the Founder and
Chief Executive Officer of TRB Advisors, a private investment firm and family office. TRB invests directly in public and private markets and provides capital and strategic support to a number of investment firms. Prior to founding TRB in 2010, Mr.
Barakett was the Founder and Chief Executive Officer of Atticus Capital, a global investment management firm. Before founding Atticus in 1995, Mr. Barakett was a Managing Director at Junction Advisors, an investment management company specializing in risk arbitrage, and earlier in his career, he was a Senior Associate at Battery Ventures, a venture capital firm.
Mr. Barakett is the Treasurer of Harvard University, a Fellow of the Harvard Corporation, and the Chair of the Board of the
Harvard Management Company, which manages Harvard University's endowment. He also serves on the boards of directors of Athletic Brewing Company and Rethink Food NYC and the Advisory Boards of Commodore Capital, Forward Consumer
Partners, and Charter Oak Advisors. Mr. Barakett's extensive leadership and financial experience in the investment management industry and with a large university provides our Board of Directors with significant financial, risk management, and unique industry insight expertise.

Adriane M. Brown has been a member of our Board of Directors since June 2021. Ms. Brown joined Flying Fish Ventures as a Venture Partner in November 2018 and became a Managing Partner of the venture capital firm in February 2021. Prior to that, Ms. Brown served as President and Chief Operating Officer for Intellectual Ventures, an invention and investment company, from January 2010 through July 2017, and served as a Senior Advisor until December 2018. Before joining
Intellectual Ventures, Ms. Brown served as President and Chief Executive Officer of Honeywell Transportation Systems. Over
the course of 10 years at Honeywell, she held leadership positions serving the aerospace and automotive markets globally.
Prior to Honeywell, Ms. Brown spent 19 years at Corning, Inc., ultimately serving as Vice President and General Manager,
Environmental Products Division, having started her career there as a shift supervisor. Ms. Brown serves on the boards of directors of American Airlines Group Inc., Axon Enterprise, Inc., eBay Inc., and the International Women's Forum. Ms. Brown
previously served on the boards of directors of Allergan Plc and Raytheon Company until 2020. Ms. Brown holds a Doctorate of Humane Letters and a bachelor’s degree in environmental health from Old Dominion University, and is a winner of its
Distinguished Alumni Award. She also holds a master’s degree in management from the Massachusetts Institute of
Technology where she was a Sloan Fellow. Ms. Brown’s leadership in technology businesses and industrial companies as well as her investment and financial experience bring important expertise to the oversight and development of our business.
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
Mary N. Dillon has been a member of our Board of Directors since September 2018. From September 2022 to September
2025, Ms. Dillon was the Chief Executive Officer of Foot Locker, Inc. (and President from September 2022 to March 2025) and a member of its board of directors. From 2013 to 2022, Ms. Dillon served as a member of the board of directors of Ulta
Beauty, Inc., a beauty products retailer, and was its Executive Chair from June 2021 through June 2022 and Chief Executive
Officer from 2013 to June 2021. From 2010 to 2013, she served as President and Chief Executive Officer and member of the board of directors of United States Cellular Corporation, a provider of wireless telecommunication services. From 2005 to
2010, Ms. Dillon served as Global Chief Marketing Officer and Executive Vice President of McDonald’s Corporation. From 2002
to 2005, Ms. Dillon held several positions of increasing responsibility at PepsiCo Corporation, including as President of the
Quaker Foods division. Ms. Dillon joined the board of directors of Starbucks in January 2016 and served as chair of its compensation and management development committee, and as a member of the nominating and corporate governance committee through August 2022. Ms. Dillon is chair of the board of trustees of Save the Children US since 2025 after having served on the board of trustees from 2016 to 2023. Ms. Dillon provides our Board of Directors with valuable knowledge and insights she gained through her various senior management and leadership roles, including as the chief executive officer of a publicly traded company. In addition, with over 40 years of experience in consumer-driven businesses, Ms. Dillon brings to our
Board of Directors her extensive operational and marketing expertise in the retail industry.
Arturo Gutiérrez Hernández has been a member of our Board of Directors since March 2021. Mr. Gutiérrez has served as the Chief Executive Officer of Arca Continental, one of the largest Coca-Cola bottlers in the world, since January 2019. Mr.
Gutiérrez held several executive positions in the company from 2001 to 2018, including Deputy Chief Executive Officer, Chief
Operating Officer, Head of the Mexico Beverages Division, Executive Vice President of Human Resources, Director of
Corporate Planning and General Counsel. He serves on several boards of industry-related companies and on the board of
Canadian Pacific Kansas City Limited. He also serves on the Coca-Cola Mexico Foundation. Mr. Gutiérrez earned a law degree from Escuela Libre de Derecho, in Mexico City, and an L.L.M. from Harvard University, as a Fulbright Scholar. Mr. Gutiérrez provides our Board of Directors with valuable knowledge, perspectives and insights from his leadership of a large multinational business based in Latin America and from his broad experience in various aspects of the consumer staples, including operational, financial, business development, and legal areas.

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
Robert W. Scully has been a member of our Board of Directors since July 2010. Mr. Scully was a member of the Office of the Chairman of Morgan Stanley from 2007 until his retirement in 2009, where he had previously been Co-President of the firm, Chairman of global capital markets and Vice Chairman of investment banking. Prior to joining Morgan Stanley in 1996, he served as a Managing Director at Lehman Brothers and at Salomon Brothers. Mr. Scully has served as a director of Chubb
Limited since January 2016, and prior to its acquisition of Chubb Limited, a director of ACE Limited from May 2014 to January
2016. Previously, he was a director of Zoetis Inc. from June 2013 to May 2025, a director of UBS Group AG from May 2016 to
April 2020, a director of Bank of America Corporation from August 2009 to May 2013 and a public governor of the Financial
Industry Regulatory Authority, Inc. from October 2014 to May 2016. He has also served as a director of GMAC Financial
Services and MSCI Inc. He holds an A.B. from Princeton University and an M.B.A. from Harvard Business School. Mr. Scully is a member of the Nassau Hall Society at Princeton University. Mr. Scully previously was Chair and Co-Chair of Teach for America,
New York, and he previously served on the Board of Teach For All and the Board of Dean’s Advisors of Harvard Business
School. Mr. Scully's 35-year career in the financial services industry brings to our Board of Directors important expertise to the oversight of our business. In addition, his leadership experience with a global financial services company brings an industry perspective to our business development within and outside the United States as well as issues such as talent development, senior client relationship management, strategic initiatives, risk management and audit, and financial reporting.

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
Robert H. Lewin joined KKR in 2004 and is our Chief Financial Officer. Since joining KKR, Mr. Lewin has held a number of positions, including as an investor in private equity, co-leading the firm’s credit and capital markets businesses, serving as
Treasurer and Head of Corporate Development and Head of Human Capital & Strategic Talent. From 2006 through 2010, Mr.
Lewin resided in Hong Kong, helping to launch KKR’s Asia business. Mr. Lewin has a Bachelor of Science from the University of
Pennsylvania. He currently serves on the board of two non-profit organizations: Answer the Call and Ethical Culture Fieldston
School.
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
Holmes earned a B.A. from Columbia University.
Kathryn K. Sudol joined KKR in 2022 and is our Chief Legal Officer and General Counsel. Prior to her current position, she served as KKR's General Counsel from September 2022 through March 2023 and its Secretary from September 2022 through
June 2023. Prior to joining KKR, Ms. Sudol was a partner with Simpson Thacher & Bartlett LLP for 24 years where she held numerous leadership roles, including as Global Co-Head of Mergers & Acquisitions, a long-time member of the firm’s
Executive Committee and head of the firm’s M&A practice in Asia from 2010 through 2018. Ms. Sudol currently serves as a member of the Board of Trustees of New York University School of Law and as a member of the Northwestern University
School of Communication Board of Advisors. She earned a B.S., with honors, from Northwestern University and a J.D. from
New York University School of Law.
Independence and Composition of the Board of Directors
Our Board of Directors consists of fifteen directors, eleven of whom, Messrs. Arnold, Barakett, Cohler, Gutiérrez, Niel,
Scully, and Spiegel and Mses. Brown, Dillon, Ross, and Russo, are independent under NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines.
Because the Series I preferred stockholder has more than 50% of the voting power for the election of our directors, we are a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these standards, a
"controlled company" may elect not to comply with certain corporate governance standards, including the requirements (1)
that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities, and (3) that its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. We currently utilize the second and third of these exemptions. See "Risk Factors—Risks Related to Our Organizational Structure—
As a "controlled company," we qualify for some exemptions from the corporate governance and other requirements of the
NYSE and are not required to comply with certain provisions of U.S. securities laws." While we are exempt from NYSE rules relating to board independence, we intend to maintain a board of directors that consists of at least a majority of directors who are independent under NYSE rules. In the event that we cease to be a "controlled company" and our shares of common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods. In connection with the Reorganization Agreement, at a future date not to be later than December 31, 2026 and subject to the satisfaction of certain conditions, we expect to no longer be a "controlled company," and thereafter we expect to comply with all of the then existing NYSE rules regarding corporate governance.  For more information, see also "Certain
Relationships and Related Transactions, and Director Independence—Reorganization Agreement."

In addition, our Board of Directors has considered transactions and relationships between KKR and the companies and organizations where our non-executive directors are a board member, executive officer or significant owner, including that one of our non-executive directors (i) indirectly owns a minority interest with joint control in a media company in which KKR investment vehicles own a majority stake, and (ii) indirectly owns a controlling interest in a company which has entered into commercial transactions and agreements with a telecommunications company in which KKR investment vehicles own a significant minority stake. It was determined that none of these transactions or relationships adversely impacted the independence of any of our non-executive directors.
We seek to enhance the diversity of our Board of Directors to encompass a broad range of expertise, experience and backgrounds. We believe that a diverse board of directors can strengthen the board’s effectiveness in fulfilling its oversight role. Our Board of Directors is comprised of experienced leaders with expertise in finance, investments, corporate strategy and management, supported by public company and CEO-level leadership perspectives and complemented by global, risk, governance, technology, and human capital capabilities that together enable effective oversight of KKR. Among our fifteen directors on our Board of Directors, four of our directors have self-identified as women, and four of our directors have self-
identified as non-white.
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
Audit Committee
The Audit Committee consists of Messrs. Scully (Chair), Arnold, and Cohler and Mses. Ross and Russo. The purpose of the
Audit Committee is to provide assistance to the Board of Directors in fulfilling its responsibility with respect to its oversight of:
(i) the quality and integrity of our financial statements, including investment valuations; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm's qualifications, independence and performance; and (iv) the performance of our internal audit function. The members of the Audit Committee meet the independence standards and financial literacy requirements for service on an Audit Committee of a Board of Directors pursuant to the Exchange Act and NYSE rules applicable to audit committees. Our Board of Directors has determined that each of Messrs. Scully, Arnold, and Cohler and Mses. Ross and Russo is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. The Audit Committee has a charter, which is available on our website at
ir.kkr.com under the corporate governance page for our stockholders at the "Sustainability & Corporate Governance" section.
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

ITEM 11.  EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Compensation Philosophy
Our compensation program generally has three primary objectives: (1) to attract, motivate, and retain our employees, (2)
to align the interests of our employees with the interests of our stockholders and other stakeholders, and (3) to reinforce our culture and values.
Our employees. Our business depends on the services of our employees.  We depend on their ability, among other things, to source and execute transactions, to raise capital and develop client relationships, and to operate our various businesses, and their contributions are key to our success. Therefore, it is important that our employees are compensated in a manner that we believe motivates them to excel consistently and encourages them to remain with the firm.
Alignment of interests. Equity ownership in the businesses in which we invest has been a guiding principle throughout our firm's history, and we apply that principle to ourselves: nearly all employees of the firm are awarded equity in KKR. This equity ownership serves to align the interests of our employees with those of our stockholders. In addition, because we invest in and alongside our investment vehicles and have a carry pool from which we allocate to our employees a portion of the carried interest that we generate through our investments, we believe that our employees' interests are also aligned with those of our investors in the vehicles that we manage, which in turn benefits our stockholders.
Culture and values. One of our most important values for our employees is our "one firm" approach with shared responsibility and success, and we also subscribe to a culture of meritocracy and fairness. Therefore, our compensation program is based on the performance of the firm as a whole as well as on an individual's contributions to the firm.  We generally do not compensate our employees based solely on an individual's accomplishments in relation to the profits and losses of his or her business unit. In addition, we conduct an annual evaluation process based on input from a wide range of stakeholders regarding each employee's contribution to the firm, including his or her commitment to the firm's culture and values. We believe that using this kind of evaluation process also promotes a measure of objectivity as a balance to a single manager's judgment.
Named Executive Officers. Our "named executive officers" for the year ended December 31, 2025 are our two Co-
Executive Chairmen (Henry Kravis and George Roberts), our two Co-Chief Executive Officers (Joseph Bae and Scott Nuttall),
our Chief Financial Officer (Robert Lewin), and our Chief Legal Officer and General Counsel (Kathryn Sudol).
We are neither required to conduct say-on-pay or say-on-frequency votes nor to provide disclosures relating to pay-
versus-performance under the Dodd-Frank Act until after the Sunset Date.
Compensation Elements
Base Salary
For 2025, our named executive officers were each paid an annual salary of $300,000. We believe that the base salary of our named executive officers should typically not be the most significant component of total compensation. Our Co-Executive
Chairmen determined that $300,000 is a sufficient minimum base salary for our named executive officers.
Year-End Bonus Compensation
Our named executive officers did not receive any discretionary year-end cash bonus compensation in 2025, based on the overall values received by them during the year, including their allocations of carried interest.

Incentive Equity Awards
From time to time, we may grant equity awards consisting of restricted holdings units from our 2019 Equity Incentive
Plan. Restricted holdings units are equity awards issued that provide the recipient with the right to exchange them on a one-
for-one basis for our common stock after vesting and subject to satisfying certain other conditions. The overall objectives of these grants are principally to incentivize our most senior employees, to align their interests with those of our stockholders, and to retain them by providing meaningful long-term economic incentives. KKR currently intends that no additional equity incentive awards will be granted to Messrs. Bae and Nuttall during the five years following the grants they received in
December 2021. Although we did not grant any year-end equity awards to our executive officers in 2025, we may make such equity grants in the future. See also “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based
Awards Table”.
Carried Interest
Our named executive officers are eligible for allocations of carried interest from our carry pool.  KKR allocates up to 80%
of the carried interest that KKR earns from its investment vehicles that generate carried interest to the carry pool.  Until the
Sunset Date, our Co-Founders are authorized to determine the amounts of carried interest allocable to individuals from the carry pool, provided that any allocation of carried interest to themselves will be on a percentage basis consistent with past practice.  On the Sunset Date, KKR will acquire control of the carry pool and will be entitled to determine the allocations of carried interest.  For more information about transactions occurring on the Sunset Date, see “Certain Relationships and
Related Transactions, and Director Independence—Reorganization Agreement”.
In 2025, our Co-Founders allocated an amount of carried interest to themselves on a percentage basis consistent with past practice. With respect to carried interest allocations for each other named executive officer in 2025, our Co-Founders took into consideration each officer’s performance and contributions to the firm, including in terms of driving commercial results for the firm, leading and managing people, and living the firm's values, as well as the recommendations by our Co-
Chief Executive Officers with respect to the performance and contributions to the firm of our Chief Financial Officer and Chief
Legal Officer and General Counsel, which included managing our business growth and our key risks.
Certain carried interest allocations are made and distributed in a year based on the investment proceeds generated by our funds during the year.  These distributions of carried interest may be made in cash or in-kind and are not subject to vesting.
In addition, other carried interest allocations are made by determining a total dollar value for each named executive officer's interest in the carry pool, based on the total amount of investments made by our investment vehicles during the year.  These carried interest allocations represent an entitlement to future realizations of carried interest, if any, which may be distributed in cash or in-kind, and are generally subject to four-year service-based vesting.  Vesting serves as an employment retention mechanism and enhances the alignment of interests between our employees who participate in our carry pool and the firm as well as the investors in our investment vehicles.  Vesting is subject to certain exceptions, including additional vesting upon death, disability or retirement. Due to our Co-Executive Chairmen's status as Co-Founders of our firm, our Co-Founders are completely vested in their carried interest allocations upon grant.
Other Compensation
Our Co-Executive Chairmen are reimbursed by us for the use of a car and driver, and we pay for certain other miscellaneous benefits for them, including the compensation of certain personnel who administer personal matters for them.
We believe that these benefits are appropriate in light of the time that they spend on our business, the limited compensation paid by us for their services and their unique status as Co-Founders of our firm.  In addition, we reimburse certain executive officers for personal security services as well as for programs that are generally available to other senior employees, including charitable donation matching, tax preparation, and financial planning services.
Minimum Retained Ownership and Transfer Restrictions
While employed by us, unless waived in whole or in part by the firm, each of our named executive officers has a minimum retained ownership requirement obligating them to continue to hold at least 25% of the cumulative amount of equity awards that have satisfied the vesting conditions during the duration of his or her employment with the firm.  Upon vesting, equity awards are also subject to additional restrictions, including transfer restrictions, which typically last for (1) one year with respect to one-half of the units vesting on such vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date.

Compensation and Risk
Our compensation program includes elements that we believe discourage excessive risk-taking and align the compensation of our employees with the long-term performance of the firm. For example, certain elements of our compensation program, like a discretionary year-end bonus, are determined at year-end and are discretionary based on the considerations described above. In addition, a significant majority of the equity awards granted to our employees are subject to multi-year vesting conditions, one- and two-year post-vesting transfer restriction periods and a minimum retained ownership requirement, in addition to being subject to forfeiture in connection with the breach of certain restrictive covenant obligations and terminations of employment with or without cause. Because our equity awards typically have multi-year vesting provisions and, for our most senior employees, vesting conditions based on the market price of our common stock, the actual amount of compensation realized by the recipient is tied to the long-term performance of our common stock.
Pursuant to our internal policies, without the prior authorization of our Chief Legal Officer and General Counsel, our
employees are not permitted to buy or sell derivative securities, including for hedging purposes, or to engage in short-selling to hedge their economic risk of ownership.
We only make cash payments of carried interest to our employees when profitable investments have been realized and after sufficient cash has been distributed to the investors in our investment vehicles. Carried interest allocable to our employees from the carry pool is only distributed after all of the following criteria are met: (i) a realization event has occurred
(e.g., sale of an investment, receipt of a dividend, etc.); (ii) the investment vehicle has achieved positive overall investment returns since its inception, in excess of performance hurdles where applicable, and is accruing carried interest; and (iii) with respect to any investment with a fair value below cost, cost has been returned to investors in an amount sufficient to reduce remaining cost to the investment's fair value. In addition, certain carried interest allocations to our employees are subject to multi-year vesting conditions and are subject to forfeiture in connection with the breach of certain restrictive covenant obligations and terminations of employment with or without cause. Because of multi-year vesting and clawback provisions applicable to certain carried interest allocations and the fact that the distribution of carried interest is directly tied to the realized performance of the underlying investments, we believe this fosters a strong alignment of interests among the investors in those vehicles and our employees, which also benefits our stockholders.

2025 Summary Compensation Table
The following table presents summary information concerning compensation that was paid for services rendered by our named executive officers during the fiscal years ended December 31, 2023, 2024, and 2025.
In 2023, 2024, and 2025, our named executive officers received dividends on shares of common stock and distributions on vested restricted holdings units they hold. Because these dividends and distributions are not considered to be compensation, they are not reflected as compensation in the table below.
Carried interest distributions to our named executive officers for the years ended December 31, 2023, 2024, and 2025 are reflected in the All Other Compensation column in the table below. In each of 2023, 2024, and 2025, our Co-Chief Executive
Officers were allocated total dollar values of carried interest that were identical to each other; the different amounts set forth below are due to historically different allocations of carried interest in respect of fund investments that generated investment proceeds in each respective year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)		Total ($)
Henry R. Kravis	2025	300,000	—	—	62,267,217	(3)	62,567,217
Co-Executive Chairman	2024	300,000	—	—	46,354,195		46,654,195
	2023	300,000	—	—	34,976,652		35,276,652

George R. Roberts	2025	300,000	—	—	63,483,936	(4)	63,783,936
Co-Executive Chairman	2024	300,000	—	—	44,820,455		45,120,455
	2023	300,000	—	—	34,918,579		35,218,579

Joseph Y. Bae	2025	300,000	—	—	83,970,205	(5)	84,270,205
Co-Chief Executive Officer	2024	300,000	—	—	72,787,375		73,087,375
	2023	300,000	13,000,000	—	36,659,449		49,959,449

Scott C. Nuttall	2025	300,000	—	—	80,056,440	(6)	80,356,440
Co-Chief Executive Officer	2024	300,000	—	—	63,895,805		64,195,805
	2023	300,000	13,000,000	—	33,807,444		47,107,444

Robert H. Lewin	2025	300,000	—	—	15,004,124	(7)	15,304,124
Chief Financial Officer	2024	300,000	—	—	10,358,184		10,658,184
	2023	300,000	5,200,000	15,975,000	4,469,737		25,944,737

Kathryn K. Sudol (8)	2025	300,000	—	—	5,484,223	(9)	5,784,223
Chief Legal Officer and General Counsel

(1)
Stock awards reflected in the table above for each year presented represent the value of the restricted holdings units granted in such reporting period. Fair value of the restricted holdings units granted to our named executive officers are calculated in accordance with Accounting Standards
Codification Topic 718, Compensation-Stock Compensation ("ASC Topic 718"). See Note 19 "Equity-Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718, and may not correspond to the actual value that will be recognized by our named executive officers.

(2)
Carried interest is presented on the basis of cash or in-kind distributions received by our named executive officers in the respective fiscal year. We believe that presenting actual distributions received by our named executive officers is a more representative disclosure of their compensation than presenting allocated or accrued carried interest, because carried interest is paid only if and when there are profitable realization events relating to the underlying investments. Carried interest also includes amounts that are due to a named executive officer, but retained and not yet distributed in order to fund potential future clawback obligations if any were to arise. Any in-kind distributions in respect of carried interest are reported based on the last available reported net asset value of the securities distributed as of the date of distribution.

(3)
Consists of $61,002,910 in cash or in-kind distributions in respect of carried interest during 2025. For 2025, also consists of the following payments made by KKR: $714,590 related to certain personnel who administered personal matters for Mr. Kravis during 2025 (the entire cost of which is reported, because we do not separately track whether their time is spent for business or personal reasons); $25,000 related to financial planning services fees; $15,000 related to tax preparation fees; $50,000 of matching charitable donations; $449,717 related to the cost of a car, driver and other personal security; and up to $10,000 of benefits relating to healthcare costs. KKR also paid certain amounts for the use for KKR business of aircraft owned by an entity controlled by Mr. Kravis as described in “Certain Relationships and Related Party Transactions, Director Independence –
Firm Use of Private Aircraft.” From time to time, family members and other personal guests of Mr. Kravis may accompany him on flights or otherwise on business travel, for which KKR incurs no incremental out-of-pocket cost.

(4)
Consists of $62,536,126 in cash or in-kind distributions in respect of carried interest during 2025. For 2025, also consists of the following payments made by KKR: $629,436 related to certain personnel who administered personal matters for Mr. Roberts during 2025 (the entire cost of which is reported, because we do not separately track whether their time is spent for business or personal reasons); $25,000 related to financial planning services fees; $15,000 related to tax preparation fees; $50,000 of matching charitable donations; $218,374 related to the cost of a car, driver and other personal security; and up to $10,000 of benefits relating to healthcare costs. KKR also paid certain amounts for the use, for KKR business, of aircraft owned by an entity controlled by Mr. Roberts as described in “Certain Relationships and Related Party Transactions, Director Independence –
Firm Use of Private Aircraft.” From time to time, family members and other personal guests of Mr. Roberts may accompany him on flights or otherwise on business travel, for which KKR incurs no incremental out-of-pocket cost.

(5)
Consists of $83,286,716 in cash or in-kind distributions in respect of carried interest during 2025. For 2025, also consists of the following payments made by KKR: $25,000 related to financial planning services fees; $15,000 related to tax preparation fees; $50,000 of matching charitable donations;
and $593,489 related to the cost of a car, driver and other personal security. From time to time, family members and other personal guests of Mr.
Bae may accompany him on flights or otherwise on business travel, for which KKR incurs no incremental out-of-pocket cost.

(6)
Consists of $79,691,541 in cash or in-kind distributions in respect of carried interest during 2025. For 2025, also consists of the following payments made by KKR: $25,000 related to financial planning services fees, $15,000 related to tax preparation fees; $50,000 of matching charitable donations;
and $274,899 related to the cost of a car, driver and other personal security. KKR also paid certain amounts for the use, for KKR business, of aircraft owned by an entity controlled by Mr. Nuttall as described in “Certain Relationships and Related Party Transactions, Director Independence – Firm
Use of Private Aircraft.” From time to time, family members and other personal guests of Mr. Nuttall may accompany him on flights or otherwise on business travel, for which KKR incurs no incremental out-of-pocket cost.

(7)
Consists of $14,914,124 in cash or in-kind distributions in respect of carried interest during 2025. For 2025, also consists of the following payments made by KKR: $25,000 related to financial planning services fees; $15,000 related to tax preparation fees; and $50,000 of matching charitable donations.

(8)
Ms. Sudol was one of our named executive officers in 2025, and she was not a named executive officer in 2024 or 2023. Therefore, only her compensation information for the fiscal year ended December 31, 2025 is provided in the table.

(9)
Consists of $5,394,223 in cash or in-kind distributions in respect of carried interest during 2025. For 2025, also consists of the following payments made by KKR: $25,000 related to financial planning services fees; $15,000 related to tax preparation fees; and $50,000 of matching charitable donations.

Grants of Plan-Based Awards in 2025
We made no new grants of plan-based awards to our named executive officers in 2025.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Terms of Restricted Holdings Units
Restricted holdings units granted under our 2019 Equity Incentive Plan are equity awards, for which the number of shares of common stock in respect of such equity awards is subject to the overall limitation on the number of shares of common stock that may be awarded under the 2019 Equity Incentive Plan. The restricted holdings units program was approved by a committee of independent directors of our Board of Directors in December 2019. KKR's independent directors are ineligible to receive restricted holdings units.
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

Restricted holdings units provide the holder the ability, after vesting and the satisfaction of certain other conditions, to exchange them for shares of our common stock on a one-for-one basis (or at the discretion of KKR, cash in an amount equal to the fair market value of the shares of common stock that would otherwise be deliverable in such exchange). There is no tax receivable agreement in place for such exchange of restricted holdings units granted under the 2019 Equity Incentive Plan, and therefore, we will receive 100% of any tax benefits arising from the exchange of restricted holdings units granted under that plan. Prior to vesting, restricted holdings units are not entitled to any distributions from us. Following vesting, restricted holdings units become entitled to receive distributions from us.  The amount of distribution per vested restricted holdings unit is equal to the amount distributed on one KKR Group Partnership Unit. To the extent that distributions are made on a KKR
Group Partnership Unit that corresponds to a restricted holdings unit that is not vested, such distribution amount will be allocated or otherwise applied in a manner we may determine in our discretion. Upon vesting, restricted holdings units are generally subject to additional restrictions, including transfer restrictions, which typically last for (1) one year with respect to one-half of the units vesting on such vesting date and (2) two years with respect to the other one-half of the units vesting on such vesting date, and minimum retained ownership requirements, which obligate the recipients to continuously hold at least
25% of their cumulatively vested restricted holdings units, unless waived. Transfer-restricted units become fully vested and transferable and may be exchanged into shares of common stock at the end of the transfer restriction period if the holder is not terminated for cause and has complied with the terms of his or her confidentiality and restrictive covenant agreement during the transfer restrictions period. See "—Terms of Confidentiality and Restrictive Covenant Agreements" below.
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
The restricted periods for our Co‑Executive Chairmen expire two years from termination for both the prohibitions on competition with us and the prohibitions on the solicitation of our fund investors, clients and employees. In cases where a Co-
Executive Chairman is terminated involuntarily and for reasons not constituting cause, such periods are reduced to one year from termination. The restricted periods for our other named executive officers expire (1) in the case of the prohibitions on competition with us, 12 months from termination and (2) in the case of the prohibitions on the solicitation of our fund investors, clients and employees, 15 months from termination. These agreements also require that we, and our Co-Executive
Chairmen and other named executive officers, provide advance notice prior to termination of employment.
Our named executive officers have entered into these confidentiality and restrictive covenant agreements with us through their restricted holdings unit and carried interest grant agreements.
Outstanding Equity Awards at 2025 Fiscal Year‑End
The following table sets forth information concerning unvested restricted holdings units for each of the named executive officers as of December 31, 2025.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Henry R. Kravis	—	$—	—	$—
George R. Roberts	—	$—	—	$—
Joseph Y. Bae	8,500,000 (2)	$1,083,580,000	—	$—
Scott C. Nuttall	7,500,000 (3)	$956,100,000	—	$—
Robert H. Lewin	1,400,000 (4)	$178,472,000	—	$—
Kathryn K. Sudol	380,000 (5)	$48,442,400	—	$—
(1)These amounts are based on the closing market price of our common stock on the last trading day of the year ended December 31, 2025, which was
$127.48 per share.

(2)Represents 1,000,000 restricted holdings units granted on February 18, 2021, the vesting of which was subject to the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets ranging from $45.00 to $70.00, all of which were achieved prior to December 31, 2021. These restricted holdings units will vest on May 1, 2026 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions. Additionally, represents 7,500,000 restricted holdings units granted on December 9, 2021, the vesting of which was subject to the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets ranging from $95.80 to $135.80, all of which were achieved prior to December 31, 2024. These restricted holdings units will vest on
December 31, 2026 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions.
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
(5)Represents 80,000 restricted holdings units granted on October 3, 2022, which will vest in two equal annual installments on each of April 1, 2026 and April
1, 2027, subject to the named executive officer’s continued service as an employee on each vesting date. Additionally, represents 200,000 restricted holdings units granted on October 3, 2022, the vesting of which was subject to the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets ranging from $75.00 to $115.00, all of which were achieved prior to December 31,
2024; these restricted holdings units will vest on April 1, 2027 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions. Additionally, represents 100,000 restricted holdings units granted on August 4, 2023, the vesting of which was subject to the average closing price of our common stock during 20 consecutive trading days meeting or exceeding certain specified stock price targets ranging from $95.80 to
$135.80, all of which were achieved prior to December 31, 2024; these restricted holdings units will vest on December 31, 2028 if the named executive officer continues to serve as an employee until that date, subject to certain exceptions.
Option Exercises and Stock Vested in 2025
The following table sets forth information concerning the vesting of restricted holdings units held by each of our named executive officers during the year ended December 31, 2025.

Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Henry R. Kravis	—	$—
George R. Roberts	—	$—
Joseph Y. Bae	—	$—
Scott C. Nuttall	—	$—
Robert H. Lewin	—	$—
Kathryn K. Sudol	40,000	$4,713,600
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
Pension Benefits for 2025
We provided no pension benefits during the fiscal year ended December 31, 2025.
Nonqualified Deferred Compensation for 2025
We provided no defined contribution plan for the deferral of compensation on a basis that is not tax‑qualified during the fiscal year ended December 31, 2025.

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
Upon death or permanent disability, generally (i) a holder of restricted holdings units with service based vesting conditions will become vested with respect to service based vesting conditions in all such restricted holdings units and (ii) a holder of restricted holdings units with market price based conditions will be eligible to vest in a pro rata portion of such unvested restricted holdings units that satisfied the stock price target requirements at the time of death or permanent disability based on the number of years of service from the grant date to the time of death or permanent disability. In addition, upon a change in control of KKR, a holder of restricted holdings units may become immediately vested in all unvested restricted holdings units. Upon vesting, holders of restricted holdings units are permitted to exchange vested restricted holdings units into shares of common stock after the applicable transfer restrictions following vesting have lapsed.
The values of unvested restricted holdings units held by the named executive officers as of December 31, 2025 are set forth above in "—Outstanding Equity Awards at 2025 Fiscal Year-End."
Upon termination of employment, vesting generally ceases for carried interest allocations, a portion of which is subject to forfeiture for breach of the confidentiality and restrictive covenant agreement, to the extent permitted under applicable law.
In addition, carried interest allocations generally become immediately vested upon death or disability, and certain carried interest allocations permit additional vesting upon retirement.
Pay Ratio Disclosure
For the fiscal year ended December 31, 2025:
•the median of the annual total compensation of all employees of our company (other than Messrs. Bae and Nuttall, who were our Co-Chief Executive Officers as of December 31, 2025) was $210,000;
•the annual total compensation of Messrs. Bae and Nuttall was $84,270,205 and $80,356,440, respectively; and
•the ratio of the averaged annual total compensation of our Co-Chief Executive Officers to the median of the annual total compensation of all other employees was 392 to 1.
To identify the median employee for the purpose of providing the information above, we examined the compensation of all our current employees (other than our Co-Chief Executive Officers) as of December 31, 2025, using, based on our payroll records, a consistently applied compensation measure consisting of such employees' annual salary, annual cash bonus, actual overtime, carried interest payouts, and equity granted. Employees on unpaid leave of absence and employees who were not part of the regular year-end compensation process are each excluded from the calculation. Compensation of employees who were employed for less than the full year of 2025 were annualized only if they were part of the regular year-end compensation process.  We reviewed all compensation in U.S. dollars, using the relevant exchange rate for any compensation paid in other currencies. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our principal executive officers as set forth in "—2025 Summary Compensation
Table." As noted in "—Compensation Discussion and Analysis," dividends paid on shares of common stock and distributions on vested restricted holdings units are not considered compensation and accordingly are not included in the pay ratio calculation above. The above CEO pay ratio represents a reasonable good faith estimate, calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above.

Director Compensation
We pay compensation for service on our Board of Directors only to our independent directors. During 2025, each independent director received (1) an annual cash retainer of $130,000, (2) an additional annual cash retainer of $15,000 if such independent director is a member of the nominating and corporate governance committee, (3) an additional annual cash retainer of $25,000 if such independent director is a member of the audit committee and an additional annual cash retainer of
$25,000 (in addition to the annual cash retainer as a member of the audit committee) if such independent director serves as the chair of the audit committee, (4) an additional annual cash retainer of $15,000 if such independent director is a member of the conflicts committee and an additional annual cash retainer of $15,000 (in addition to the annual cash retainer as a member of the conflicts committee) if such independent director serves as the chair of the conflicts committee, and (5) an additional annual cash retainer of $20,000 if such independent director is a member of the risk committee and an additional annual cash retainer of $20,000 (in addition to the annual cash retainer as a member of the risk committee) if such independent director serves as the chair of the risk committee.
Cash retainers are pro-rated if, during the fiscal year, a director joins or resigns from the Board of Directors, a director joins or resigns from a committee or the amount of a retainer is increased or decreased. In addition, on December 11, 2025, restricted stock units were granted to each independent director pursuant to our 2019 Equity Incentive Plan.
The following table sets forth the compensation paid to our independent directors for the fiscal year ended December 31,
2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Craig Arnold (2)	42,120	263,501	305,621
Timothy R. Barakett (3)	104,268	354,001	458,269
Adriane M. Brown	150,000	227,910	377,910
Matthew R. Cohler	195,000	227,910	422,910
Mary N. Dillon	165,000	227,910	392,910
Arturo Gutiérrez Hernández	145,000	227,910	372,910
Xavier B. Niel	130,000	227,910	357,910
Kimberly A. Ross	167,500	227,910	395,410
Patricia F. Russo	170,000	227,910	397,910
Robert W. Scully	225,000	227,910	452,910
Evan T. Spiegel	130,000	227,910	357,910
(1)Represents the aggregate grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31,
2025 as calculated in accordance with ASC Topic 718. See Note 19 "Equity-Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.
(2)Because Mr. Arnold joined our Board of Directors on September 23, 2025, he was granted an additional 242 restricted stock units.
(3)Because Mr. Barakett joined our Board of Directors on March 13, 2025, he was granted an additional 1,166 restricted stock units.

The following table details grants of restricted stock units to each independent director in the year ended December 31,
2025. The table includes the grant date and grant date fair value of 2025 restricted stock units and the aggregate number of unvested restricted stock units as of December 31, 2025 owned by each independent director who served as a director during the year ended December 31, 2025:

Name	Grant Date (1)	Stock Awards (#)	Grant Date Fair Value ($) (2)	Total Number of Unvested Stock Awards on December 31, 2025 (#)
Craig Arnold (3)	9/23/2025	242	35,591	—
	12/11/2025	1,605	227,910	1,605
Timothy R. Barakett (4)	3/13/2025	1,166	126,091	—
	12/11/2025	1,605	227,910	1,605
Adriane M. Brown	12/11/2025	1,605	227,910	1,605
Matthew R. Cohler	12/11/2025	1,605	227,910	1,605
Mary N. Dillon	12/11/2025	1,605	227,910	1,605
Arturo Gutiérrez Hernández	12/11/2025	1,605	227,910	1,605
Xavier B. Niel	12/11/2025	1,605	227,910	1,605
Kimberly A. Ross	12/11/2025	1,605	227,910	1,605
Patricia F. Russo	12/11/2025	1,605	227,910	1,605
Robert W. Scully	12/11/2025	1,605	227,910	1,605
Evan T. Spiegel	12/11/2025	1,605	227,910	1,605
(1)The restricted stock units were granted on December 11, 2025 and will vest on December 1, 2026, subject to the grantee's continued service through the vesting date. The grants were each approved by the Board of Directors on December 10, 2025.
(2)Represents the grant date fair value of restricted stock units granted to each of the independent directors during the year ended December 31, 2025 as calculated in accordance with ASC Topic 718. See Note 19 "Equity-Based Compensation" in our consolidated financial statements included elsewhere in this report for additional information about the valuation assumptions with respect to all grants reflected in this column. These amounts reflect the aggregate grant date fair values calculated under ASC Topic 718 and may not correspond to the actual value that will be recognized by the independent directors.
(3)An additional 242 restricted stock units granted to Mr. Arnold for joining the Board of Directors on September 23, 2025 vested and were settled into an equal number of shares of KKR common stock on December 1, 2025.
(4)An additional 1,166 restricted stock units granted to Mr. Barakett for joining the Board of Directors on March 13, 2025 vested and were settled into an equal number of shares of KKR common stock on December 1, 2025.

KKR & Co. Inc. Equity Incentive Plan
Our outstanding equity awards were granted under the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan,
which we refer to as our 2019 Equity Incentive Plan. Our 2019 Equity Incentive Plan has a term of 10 years from the effective date.
Administration
Our Board of Directors or a committee thereof administers our Equity Incentive Plan (the "Administrator"). The
Administrator has the authority to make all decisions, determinations and interpretations with respect to the administration of our 2019 Equity Incentive Plan, including determining who will receive awards thereunder, the number of shares of common stock underlying the awards and the terms and conditions of the awards, and is permitted, subject to applicable law, to delegate all or any part of its responsibilities and powers to any employee or employees selected by it in accordance with the terms of the 2019 Equity Incentive Plan. The Board of Directors authorized its Executive Committee (consisting of Messrs.
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

Common Stock Subject to the Plan
As of December 31, 2025, 53,140,914 shares of common stock were available for issuance in respect of outstanding awards and the grant of future awards, representing 15% of the Diluted Common Shares outstanding at the close of business on December 31, 2025, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity
Incentive Plan that have not yet been delivered upon vesting. Under the 2019 Equity Incentive Plan, the aggregate number of shares of common stock available under the plan will be increased, on the first day of each fiscal year, by a number of shares of common stock equal to the positive difference, if any, between (x) 15% of the number of Diluted Common Shares outstanding at the close of business on the last day of the immediately preceding fiscal year minus (y) the number of shares of common stock available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our
2019 Equity Incentive Plan as of the last day of such year, unless the Administrator in its sole discretion should decide to increase the number of shares of common stock available under the plan by a lesser amount on any such date. As a result, on the first day of each fiscal year, the number of shares of common stock available for issuance of future awards under our 2019
Equity Incentive Plan will be adjusted upwards to 15% of the number of Diluted Common Shares outstanding at the close of business on the last day of the immediately preceding fiscal year, minus the number of shares underlying any outstanding equity awards granted under our 2019 Equity Incentive Plan that have not yet been delivered upon vesting. Therefore, we expect that the number of shares of common stock available for issuance of future awards under our 2019 Equity Incentive
Plan will increase at the beginning of each fiscal year compared to the end of the immediately preceding fiscal year if, during the immediately preceding year, there has been (i) any increase in the aggregate number of shares of common stock and KKR
Group Partnership Units outstanding or (ii) any delivery of underlying shares upon vesting of outstanding equity awards under our 2019 Equity Incentive Plan.
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
Compensation Committee Interlocks and Insider Participation
Because we are a "controlled company" within the meaning of the corporate governance standards of the NYSE, our
Board of Directors is not required by NYSE rules to establish a compensation committee. Messrs. Kravis and Roberts, our Co-
Executive Chairmen, participated in discussions regarding executive compensation, and Messrs. Bae and Nuttall, our Co-Chief
Executive Officers, participated in discussions regarding the compensation of our other executive officers. For a description of certain transactions between us and our executive officers and directors, see "Certain Relationships and Related Transactions,
and Director Independence."

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
Craig Arnold
Timothy R. Barakett
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
The percentage of beneficial ownership is based on 891,550,894 shares of common stock issued and outstanding as of
February 24, 2026. Beneficial ownership is in each case determined in accordance with the rules of the SEC, and includes equity securities of which that person has the right to acquire beneficial ownership within 60 days of February 24, 2026.
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

Name (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned
George R. Roberts (3)	83,862,855	9.41%
Henry R. Kravis (4)	81,180,618	9.11
Scott C. Nuttall (5)	21,189,424	2.38
Joseph Y. Bae (6)	18,456,070	2.07
Craig Arnold	242	*
Timothy R. Barakett	236,166	*
Adriane M. Brown	11,665	*
Matthew R. Cohler (7)	141,440	*
Mary N. Dillon	27,385	*
Arturo Gutiérrez Hernández	12,780	*
Xavier B. Niel	30,273	*
Kimberly A. Ross	4,267	*
Patricia F. Russo	86,859	*
Robert W. Scully	188,109	*
Evan T. Spiegel	10,880	*
Robert H. Lewin (8)	1,199,226	*
Kathryn K. Sudol (9)	160,000	*
Directors and executive officers as a group (18 persons) (3)(4)(5)(6)(7)(8)(9)(10)	206,873,438	23.20%
5% Stockholders
The Vanguard Group Inc. (11)	56,245,699	6.31
BlackRock, Inc. (12)	44,890,451	5.04
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
(3)Includes 1,043,242 shares held by a limited partnership over which Mr. Roberts has sole investment power.
(4)Includes (i) 15,227 shares held by Mr. Kravis's spouse over which Mr. Kravis may be deemed to share investment and voting power, (ii) 150,000 shares held by a charitable foundation over which Mr. Kravis has shared voting power, and (iii) 1,549,369 shares held by a limited partnership over which Mr.
Kravis has sole investment power.

(5)Includes (i) 129,301 shares held by a trust over which Mr. Nuttall has the right to acquire investment and voting power, (ii) 2,782 shares held by a limited liability company over which Mr. Nuttall may be deemed to share investment and voting power and (iii) 920,000 shares held by a charitable foundation over which Mr. Nuttall has shared voting power, which shares have not been sold as of the date of this filing.  Not included in the table above is 211,540 shares held by a charitable foundation for which Mr. Nuttall has non-binding advisory powers, which shares have not been sold as of the date of this filing.
(6)Includes 384,257 shares held by a trust over which Mr. Bae has the right to acquire investment and voting power.  Not included in the table above is
150,000 shares held by a charitable foundation for which Mr. Bae has non-binding advisory powers, which shares have not been sold as of the date of this filing.
(7)Includes 46,429 shares held by a trust over which Mr. Cohler has shared investment and voting power.
(8)Includes 2,500 shares held by a trust over which Mr. Lewin has shared investment and voting power.
(9)Represents 160,000 restricted holdings units which are vested or scheduled to vest within 60 days of February 24, 2026.
(10)Includes 226,666 restricted holdings units which are vested or scheduled to vest within 60 days of February 24, 2026.
(11)Based on a Schedule 13G/A filed with the SEC on November 12, 2024, as of September 30, 2024, The Vanguard Group reports it is the beneficial owner of
56,245,699 shares of common stock, with sole dispositive power over 53,380,855 shares of common stock, shared voting power over 813,842 shares of common stock and shared dispositive power over 2,864,844 shares of common stock. The address of The Vanguard Group is 100 Vanguard Blvd.,
Malvern, Pennsylvania 19355.
(12)Based on a Schedule 13G filed with the SEC on January 21, 2026, BlackRock, Inc. reports it is the beneficial owner of 44,890,451 shares of common stock, with sole voting power over 40,809,800 shares of common stock, and sole dispositive power over 44,890,451 shares of common stock. The address of
BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
Securities Authorized for Issuance under 2019 Equity Compensation Plan
The table set forth below provides information concerning the awards that may be issued under our 2019 Equity
Incentive Plan as of December 31, 2025.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column) (2)
Equity Compensation Plan Approved by Security Holders	76,843,384	—	53,140,914
Equity Compensation Plan Not Approved by Security Holders	—	—	—
Total	76,843,384	—	53,140,914
(1)Reflects the aggregate number of restricted stock units and restricted holdings units granted under our 2019 Equity Incentive Plan and outstanding as of
December 31, 2025.
(2)The aggregate number of shares of common stock available under our 2019 Equity Incentive Plan is increased, on the first day of each fiscal year, by a number of shares of common stock equal to the positive difference, if any, between (x) 15% of the number of diluted shares of common stock outstanding at the close of business on the last day of the immediately preceding fiscal year minus (y) the number of shares of common stock available for issuance in respect of outstanding awards and the grant of future awards, in each case, under our 2019 Equity Incentive Plan as of the last day of such year, unless the Administrator in its sole discretion should decide to increase the number of shares of common stock available under the plan by a lesser amount on any such date. We have filed registration statements on Form S-8 under the Securities Act to register shares of common stock covered by our
Equity Incentive Plan. Accordingly, upon issuance pursuant to our 2019 Equity Incentive Plan, these shares of common stock will be available for sale in the open market.

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
On May 30, 2022, KKR's tax receivable agreement with KKR Holdings was terminated, other than with respect to exchanges of KKR Holdings equity for common stock that occurred prior to Reorganization Mergers.
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
Inc. will be the general partner of Associates Holdings.
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
The transactions contemplated to occur under the Reorganization Agreement (including the Reorganization Mergers, the termination of the tax receivable agreement except with respect to exchanges of KKR Holdings units made prior thereto, and the changes to occur effective on the Sunset Date) are all required to be consummated together as integrated transactions under the Reorganization Agreement.  Because the Reorganization Mergers have been completed, the changes to occur effective on the Sunset Date are unconditional commitments of KKR Management, Associates Holdings, KKR & Co. Inc., and
the other parties to the Reorganization Agreement.

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
We expect that as a result of the amount of the increases in the tax basis of the tangible and intangible assets of KKR
Group Partnership, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets, future payments under the tax receivable agreement could be significant. As of December 31, 2025, an undiscounted payable of $359.3 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings equity that took place prior to the termination of the tax receivable agreement. The payments under the tax receivable agreement are required to be made within 90 days of the filing of our tax returns. During the year ended December 31, 2025, an aggregate of $25.5 million was made to the former limited partners of KKR Holdings.
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

Firm Use of Private Aircraft
From time to time, we use private aircraft to transport employees for business purposes. In accordance with KKR & Co.
Inc.'s policy on reimbursement of the cost of use of private aircraft while traveling for business, we reimbursed certain of our executive officers for firm use of private aircraft.
Companies associated with Messrs. Kravis, Roberts, and Nuttall own aircraft that are used for KKR's business in the ordinary course of our operations. Messrs. Kravis, Roberts, and Nuttall funded the purchase of these aircraft with their personal funds and fund all operating, personnel and maintenance costs associated with their operation. The hourly rates that we pay for the use of these aircraft are based on current market rates for chartering private aircraft of the same type. For the year ended December 31, 2025, we paid a total of $5.8 million (including applicable taxes) for the use of these aircraft, of which substantially all was borne by us rather than our investment funds (which indirectly bear the cost of some of these flights at commercial airline rates).  Of this total, $2.6 million relates to use of an aircraft owned by an entity controlled by Mr.
Kravis, $0.9 million relates to use of an aircraft owned by an entity controlled by Mr. Roberts, and $2.3 million relates to use of an aircraft owned by an entity controlled by Mr. Nuttall.
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
We did not acquire capital interests in certain investments that were funded by our employees or others involved in our business prior to October 1, 2009. Rather, those capital interests were allocated to our employees or others involved in our business and are reflected in our financial statements as noncontrolling interests in consolidated entities to the extent that we hold the general partner interest in the fund. Any capital contributions that our fund general partners are required to make to a fund will be funded by us and we will be entitled to receive our allocable share of the returns thereon.
In addition, certain of our current and former employees and certain other qualifying personnel are permitted to invest, and have invested, their own capital in our investment funds and vehicles, in side-by-side investments with our funds and the firm, as well as in funds managed by our hedge fund partnerships. Side-by-side investments are investments generally made on the same terms and conditions as those available to the applicable fund or the firm and, they, together with their investments in our funds and vehicles or the funds managed by our hedge fund partnerships, are not generally subject to management fees or a carried interest. The cash invested by our current and former employees and certain other qualifying personnel and their investment vehicles aggregated to $611.9 million for the year ended December 31, 2025, of which $35.0 million, $60.4 million, $38.9 million, $27.7 million, $4.4 million, and $0.9 million was invested by Messrs. Kravis, Roberts, Bae,
Nuttall, and Lewin and Ms. Sudol and their personal or estate planning vehicles, respectively. These investments are not included in the accompanying consolidated financial statements.

Indemnification of Directors, Officers and Others
Under our certificate of incorporation, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: (a) the Series I preferred stockholder; (b)
KKR Management in its capacity as the former general partner of KKR & Co. L.P. (the "Former Managing Partner"); (c) any
person who is or was an affiliate of the Series I preferred stockholder or the Former Managing Partner (excluding any affiliate that is or was controlled by KKR & Co. Inc. or one of its subsidiaries); (d) any person who is or was a member, partner, tax matters partner (as defined in the Code, as in effect prior to 2018), partnership representative (as defined in the Code), officer, director, employee, agent, fiduciary or trustee of KKR & Co. Inc. or one of its subsidiaries, Series I preferred stockholder or the Former Managing Partner; (e) any person who is or was serving at our request or the request of the Former
Managing Partner or any subsidiary of KKR & Co. Inc. or the Former Managing Partner as an officer, director, employee, member, partner, tax matters partner, partnership representative, agent, fiduciary or trustee of another person (provided that, for clauses (d) and (e), a person shall not be an indemnitee by reason of providing, on a fee-for-services basis or similar arms-length compensatory basis, agency, advisory, consulting, trustee, fiduciary or custodial services); or (f) any other person designated by us at any time as an indemnitee as permitted by applicable law.
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
In addition, we have entered into indemnification agreements with KKR Management and each of our directors. Each indemnification agreement provides that the indemnitee, subject to the limitations set forth in each indemnification agreement, will be indemnified and held harmless by us on an after-tax basis from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising from any and all threatened, pending or completed claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, and whether formal or informal and including appeals, in which the indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of its status as an indemnitee or by reason of any action alleged to have been taken or omitted in such capacity, whether arising from alleged acts or omissions to act occurring on, before or after the date of such indemnification agreement. Each indemnification agreement provides that the indemnitee shall not be indemnified and held harmless if there has been a final and non-
appealable judgment entered by an arbitral tribunal or court of competent jurisdiction determining that, in respect of the matter for which the indemnitee is seeking indemnification pursuant to the indemnification agreement, the indemnitee acted in bad faith or engaged in fraud or willful misconduct.

Guarantee of Contingent Obligations to Fund Partners; Indemnification
The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a "clawback"
provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. As of December 31, 2025, $150.0 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying funds were liquidated at their December 31, 2025 fair values. Had the investments in such funds been liquidated at zero value, the clawback obligation would have been approximately $5.8 billion. Carried interest is recognized in the consolidated statements of operations based on the contractual conditions set forth in the agreements governing the fund as if the fund were terminated and liquidated at the reporting date and the fund's investments were realized at the then estimated fair values. Amounts earned pursuant to carried interest are earned by the general partner of those funds to the extent that cumulative investment returns are positive and where applicable, preferred return thresholds have been met. If these investment amounts earned decrease or turn negative in subsequent periods, recognized carried interest will be reversed and to the extent that the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, a clawback obligation would be recorded. For funds that are consolidated, this clawback obligation, if any, is reflected as an increase in noncontrolling interests in the consolidated statements of financial condition.
For funds that are not consolidated, this clawback obligation, if any, is reflected as a reduction of KKR's investment balance as this is where carried interest is initially recorded.
Menlo Park Office
Our office in Menlo Park, California, is owned by a real estate partnership that is controlled and majority-owned by persons unaffiliated with KKR and its executive officers. However, Messrs. Kravis and Roberts and their estate planning vehicles own and control a minority limited partner interest in the real estate partnership. In November 2022, KKR entered into a new 15-year lease with the real estate partnership, representing an annual rent of $6.3 million, subject to certain current and annual adjustments. Payments made from KKR to this real estate partnership aggregated $7.1 million for the year ended December 31, 2025.
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

Statement of Policy Regarding Transactions with Related Persons
Our Board of Directors adopted a written statement of policy for transactions with related persons (our "related person policy"). Our related person policy requires that a "related person" (as defined as in Item 404(a) of Regulation S-K) must promptly disclose to our General Counsel or other designated person any "related person transaction" (defined as any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, including, without limitation, any loan, guarantee of indebtedness, transfer or lease of real estate, or use of company property that is reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds
$120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. Those individuals will then communicate that information to the Board of Directors. No related person transaction will be consummated without the approval or ratification of a committee of the board consisting exclusively of disinterested directors; provided, however, the conflicts committee of our Board of Directors has pre-approved: certain ordinary course transactions with persons known to us to beneficially own more than 5% of our outstanding common stock on terms generally not less favorable as obtained from other third parties, including investments in our funds as limited partners and participation in capital markets transactions like underwritings and syndications; the renewal of pre-existing strategic relationships with persons known to us to beneficially own more than 5% of our outstanding common stock; the use of aircraft owned by our senior employees for business purposes; certain investments by eligible employees or directors in our funds, in side-by-side investments with our funds and the firm, as well as in funds managed by our hedge fund partnerships; and certain pro rata cash contributions to the KKR Group Partnership for cash management purposes. In addition, it is our policy that directors interested in a related person transaction should recuse themselves from any vote on a related person transaction in which they have an interest, unless otherwise permitted by applicable law.
Director Independence
See "Directors, Executive Officers and Corporate Governance—Independence and Composition of the Board of Directors"
for information on director independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP (PCAOB ID
No. 34), the member firms of Deloitte Touche Tohmatsu Limited, or their respective affiliates (collectively, the "Deloitte
Entities") for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31, 2025
($ in thousands)
Audit Fees	$78,323	(1)
Audit-Related Fees	$49,779	(2)
Tax Compliance Fees	$74,583	(3)
Tax Planning and Advisory Fees	$29,961	(4)
All Other Fees	$1,221

	For the Year Ended December 31, 2024
($ in thousands)
Audit Fees	$65,999	(1)
Audit-Related Fees	$52,505	(2)
Tax Compliance Fees	$63,215	(3)
Tax Planning and Advisory Fees	$26,754	(4)
All Other Fees	$230
(1)Audit Fees consisted of estimated fees for each audit year for (a) the audits of our consolidated financial statements in this report on Form 10-K and services related to, or required by, statute or regulation, including other corporate entities; (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings;
and (d) audit services provided to KKR funds, the costs of which are generally borne by the KKR funds.
(2)Audit-Related Fees primarily included merger, acquisition, and investment due diligence services for strategic acquisitions or investments in target companies, the costs of which are generally borne by the KKR funds.
(3)Tax Compliance Fees consisted of fees for services rendered for tax compliance.
(4)Tax Planning and Advisory Fees primarily included tax planning and advisory services, as well as tax fees for merger, acquisition, and investment structuring services for strategic acquisitions or investments in target companies, the costs of which are generally borne by the KKR funds.
The Deloitte Entities provided audit, audit-related, tax, and other services to KKR portfolio companies, which are approved directly by the portfolio company’s management and are not included in the amounts presented above.
Our Audit Committee charter, which is available on our website at www.kkr.com under "Investor Relations—
Sustainability & Corporate Governance—Corporate Governance—Audit Committee Charter," requires the Audit Committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-approval policy. All services reported in the Audit, Audit-
Related, Tax, and All Other categories above were approved by the Audit Committee.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report.
1. Financial Statements
See Item 8 above.
2. Financial Statement Schedules:
See Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2025, 2024, and 2023 and
Schedule IV - Reinsurance - Years Ended December 31, 2025, 2024, and 2023 - of this report on Form 10-K. The other schedules are omitted as they are not applicable or the amounts involved are not material.
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

3.3
Certificate of Designations of 6.25% Series D Mandatory Convertible Preferred Stock of KKR & Co. Inc.
(incorporated by reference to Exhibit 3.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 7,
2025).

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Form of 6.25% Series D Mandatory Convertible Preferred Stock Certificate (included within Exhibit 3.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 7, 2025).

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

4.7	Form of 5.500% Senior Note due 2043 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8- K filed on February 1, 2013).

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

4.12	Form of 5.125% Senior Note due 2044 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8- K filed on May 29, 2014).

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

4.15
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. IV LLC, KKR & Co.
Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit
4.13 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.16	Form of 0.764% Senior Note due 2025 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8- K filed on March 23, 2018).

4.17	Form of 1.595% Senior Note due 2038 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8- K filed on March 23, 2018).

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

4.21	Form of 1.625% Senior Note due 2029 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8- K filed on May 22, 2019).

4.22
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

4.24	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8- K filed on July 1, 2019).

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

4.27	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8- K filed on April 21, 2020).

4.28
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

4.30
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. VII LLC, KKR & Co.
Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit
4.16 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.31	Form of 3.625% Senior Note Due 2050 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8- K filed on February 25, 2020).

4.32
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

4.34
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. VIII LLC, KKR & Co.
Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit
4.17 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.35	Form of 3.500% Senior Note due 2050 (included in Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8- K filed on August 25, 2020).

4.36
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

4.39	Form of 4.625% Subordinated Note due 2061 of KKR Group Finance Co. IX LLC (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on March 31, 2021).

4.40
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

4.43	Form of 3.250% Senior Note due 2051 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on December 8, 2021).

4.44
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

4.47	Form of 1.054% Senior Note due 2027 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.48	Form of 1.244% Senior Note due 2029 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.49	Form of 1.437% Senior Note due 2032 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.50	Form of 1.553% Senior Note due 2034 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

4.51	Form of 1.795% Senior Note due 2037 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on April 26, 2022).

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

4.54
Second Supplemental Indenture dated as of May 31, 2022 among KKR Group Finance Co. XII LLC, KKR & Co.
Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit
4.21 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on August 5, 2022).

4.55	Form of 4.850% Senior Note due 2032 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 17, 2022).

4.56
Third Supplemental Indenture, dated as of May 25, 2023, among KKR Group Finance Co. XI LLC, KKR & Co. Inc.,
KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.57	Form of 1.428% Senior Note due 2028 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.58	Form of 1.614% Senior Note due 2030 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.59	Form of 1.939% Senior Note due 2033 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.60	Form of 2.312% Senior Note due 2038 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.61	Form of 2.574% Senior Note due 2043 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.62	Form of 2.747% Senior Note due 2053 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 25, 2023).

4.63
Fourth Supplemental Indenture, dated as of May 30, 2024, among KKR Group Finance Co. XI LLC, KKR & Co.
Inc., KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee
(incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30,
2024).

4.64
Fifth Supplemental Indenture, dated as of June 10, 2024, among KKR Group Finance Co. XI LLC, KKR & Co. Inc.,
KKR Group Partnership L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 9, 2024).

4.65	Form of 1.559% Senior Note due 2029 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).

4.66	Form of 1.762% Senior Note due 2031 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).

4.67	Form of 2.083% Senior Note due 2034 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).

4.68	Form of 2.719% Senior Note due 2044 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).

4.69	Form of 3.008% Senior Note due 2054 (included within Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 30, 2024 and incorporated by reference).

4.70
Indenture, dated as of May 28, 2025, between KKR & Co. Inc. and The Bank of New York Mellon Trust
Company, N.A. (incorporated by reference to Exhibit 4.1 to the KKR & Co. Inc. Current Report on Form 8-K
filed on May 28, 2025).

4.71
First Supplemental Indenture dated as of May 28, 2025 among KKR & Co. Inc., KKR Group Partnership L.P. and
The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the KKR & Co.
Inc. Current Report on Form 8-K filed on May 28, 2025).

4.72		Form of 6.875% Subordinated Note due 2065 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on May 28, 2025).

4.73
Second Supplemental Indenture dated as of August 7, 2025 among KKR & Co. Inc., KKR Group Partnership L.P.
and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the KKR &
Co. Inc. Current Report on Form 8-K filed on August 7, 2025).

4.74		Form of 5.100% Senior Note due 2035 (included within Exhibit 4.2 to the KKR & Co. Inc. Current Report on Form 8-K filed on August 7, 2025).

10.1
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

10.4
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

10.6
Amendment No. 2 to Tax Receivable Agreement, dated as of May 30, 2022, among KKR Holdings L.P., KKR
Holdings (AIV) L.P., KKR & Co. Inc. and KKR Group Holdings Corp. (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Current Report on Form 8-K12B filed on May 31, 2022).

10.7
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

10.8	†
Fourth Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 4, 2024, among KKR
Capital Markets Holdings L.P., certain subsidiaries of KKR Capital Markets Holdings L.P., Mizuho Bank, Ltd., as
administrative agent, and the one or more lenders party thereto (incorporated by reference to Exhibit 10.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 9, 2024).

10.9	†
Credit Agreement, dated as of May 7, 2024, among Global Atlantic Limited (Delaware), Global Atlantic (Fin)
Company, the guarantors party thereto from time to time, the lenders from time to time party thereto, Wells
Fargo Bank, N.A., as administrative agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.3 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on May 9, 2024).

10.10		Form of Indemnification Agreement for Directors of KKR & Co. Inc. (incorporated by reference to Exhibit 10.15 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.11
Indemnification Agreement, dated as of May 3, 2018, between KKR & Co. L.P. and KKR Management LLP, formerly KKR Management LLC (incorporated by reference to Exhibit 10.6 to the KKR & Co. Inc. Quarterly
Report on Form 10-Q filed on May 8, 2018).

10.12	*	Form of Grant Certificate (Executive Officers) (incorporated by reference to Exhibit 10.23 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 23, 2018).

10.13	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (Market Price
Vesting) (incorporated by reference to Exhibit 10.24 to the KKR & Co. Inc. Annual Report on Form 10-K filed on
February 23, 2018).

10.14	*
Form of Public Company Holdings Unit Award Agreement of KKR & Co. L.P. (Executive Officers) (Service
Vesting) (incorporated by reference to Exhibit 10.25 to the KKR & Co. Inc. Annual Report on Form 10-K filed on
February 23, 2018).

10.15	*	Form of Restricted Stock Unit Agreement of KKR & Co. Inc. (Directors) (incorporated by reference to Exhibit 10.21 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 29, 2024).

10.16	*
Form of Cliff Vesting Dollars-At-Work Grant Certificate of KKR Associates Holdings L.P. (incorporated by reference to Exhibit 10.22 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 28, 2022).

10.17	*
Form of Pro Rata Vesting Dollars-At-Work Grant Certificate of KKR Associates Holdings L.P. (incorporated by reference to Exhibit 10.23 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 28, 2022).

10.18	*
Form of Pro Rata Vesting Dollars-At-Work Grant Certificate of KKR Associates Holdings L.P. (incorporated by reference to Exhibit 10.24 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 27, 2023).

10.19	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition).
(incorporated by reference to Exhibit 10.24 to the KKR & Co. Inc. Annual Report on Form 10-K filed on
February 28, 2022).

10.20	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition)
(incorporated by reference to Exhibit 10.26 to the KKR & Co. Inc. Annual Report on Form 10-K filed on
February 27, 2023).

10.21	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition)
(incorporated by reference to Exhibit 10.27 to the KKR & Co. Inc. Annual Report on Form 10-K filed on
February 27, 2023).

10.22	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Service Vesting)
(incorporated by reference to Exhibit 10.28 to the KKR & Co. Inc. Annual Report on Form 10-K filed on
February 27, 2023).

10.23	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Market Condition)
(incorporated by reference to Exhibit 10.29 to the KKR & Co. Inc. Annual Report on Form 10-K filed on
February 29, 2024).

10.24	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Executive Officers) (Service Condition)
(incorporated by reference to Exhibit 10.30 to the KKR & Co. Inc. Annual Report on Form 10-K filed on
February 29, 2024).

10.25	*
Form of Unit Grant Certificate of KKR Holdings L.P. (Co-Chief Executive Officer) (incorporated by reference to
Exhibit 10.25 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 28, 2022).

10.26	*
Form of Restricted Holdings Unit Agreement of KKR & Co. Inc. (Co-Chief Executive Officer) (incorporated by reference to Exhibit 10.26 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 28, 2022).

10.27	*	Form of K-Series Unit Certificate of KKR Associates K-Series Holdings L.P.

10.28	†
Credit Agreement, dated as of January 16, 2026, among Global Atlantic Limited (Delaware), Global Atlantic
(Fin) Company, the borrowers party thereto, the lenders from time to time party thereto, Wells Fargo Bank,
N.A., as administrative agent, and the other agents and arrangers party thereto.

19.1
Policies and Procedures for Trading in Securities of KKR & Co. Inc. by Directors, Section 16 Officers and
Employees (incorporated by reference to Exhibit 19.1 to the KKR & Co. Inc. Annual Report on Form 10-K filed on February 28, 2025).

21.1		Subsidiaries of the Registrant.

22.1		Description of Subsidiary Guarantor and Subsidiary Issuers (incorporated by reference to Exhibit 22.1 to the KKR & Co. Inc. Quarterly Report on Form 10-Q filed on November 7, 2025).

23.1		Consent of Independent Registered Public Accounting Firm Relating to the Financial Statements of KKR & Co. Inc.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated
Statements of Financial Condition as of December 31, 2025 and December 31, 2024, (ii) the Consolidated
Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated
Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, (iv) the
Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023 (v) the
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (vi) the
Notes to the Consolidated Financial Statements.

104	Cover page interactive data file, formatted in Inline XBRL and contained in Exhibit 101.
*Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.
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

FINANCIAL STATEMENT SCHEDULES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Valuation Allowance for Deferred Tax Assets
(in thousands)
Asset Management and Strategic Holdings

	Balance at Beginning of Period	Tax Valuation Allowance (Charged) / Credited to Income Tax Provision		Tax Valuation Allowance (Charged) / Credited to Balance Sheet	Balance at End of Period
Year Ended:
December 31, 2023	$—	$—		$—	$—
December 31, 2024	$—	$—		$—	$—
December 31, 2025	$—	$(24,130)	(1)	$—	$(24,130)

(1) A valuation allowance has been recorded for deferred tax assets related to State credit carryforwards that are not considered to be more likely than not realized prior to their expiration.

Insurance

	Balance at Beginning of Period	Tax Valuation Allowance (Charged) / Credited to Income Tax Provision	Tax Valuation Allowance (Charged) / Credited to Balance Sheet		Balance at End of Period
Year Ended:
December 31, 2023	$(89,250)	$—	$—		$(89,250)
December 31, 2024	$(89,250)	$67,147	$(14,830)	(2)	$(36,933)
December 31, 2025	$(36,933)	$(5,698)	$—		$(42,631)

(2) On January 2, 2024, Global Atlantic became subject to Bermuda CIT and resulted in the establishment of a $22.1 million deferred tax asset, primarily on available-for-sale securities, which was offset by a full valuation allowance. As of December 31, 2024, a valuation allowance of $38.1 million was recorded on the deferred tax assets associated with Bermuda CIT.

Insurance
	Year Ended December 31, 2025
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Assumed	Recoveries	Deductions	Charge-off	Balance at End of Period
Reserves Deducted from Assets to Which They Apply:
Credit Loss Allowance on Available-for-sale Securities	$275,322	$137,731	$804	$—	$(36,924)	$(88,269)	$288,664
Credit Loss Allowance on Loans	614,408	126,428	—	24,195	—	(156,537)	608,494
Credit Loss Allowance on Unfunded Commitments and Letters of Credit	18,793	12,123	—	—	—	—	30,916
Credit Loss Allowance on Reinsurance Recoverables	16,368	3,498	—	—	—	—	19,866

	Year Ended December 31, 2024
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Assumed	Recoveries	Deductions	Charge-off	Balance at End of Period
Reserves Deducted from Assets to Which They Apply:
Credit Loss Allowance on Available-for-sale Securities	$268,712	$115,367	$611	$—	$(20,466)	$(88,902)	$275,322
Credit Loss Allowance on Loans	602,443	305,770	—	28,773	—	(322,578)	614,408
Credit Loss Allowance on Unfunded Commitments and Letters of Credit	49,432	(30,639)	—	—	—	—	18,793
Credit Loss Allowance on Reinsurance Recoverables	21,049	(4,681)	—	—	—	—	16,368

	Year Ended December 31, 2023
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Assumed	Recoveries	Deductions	Charge-off	Balance at End of Period
Reserves Deducted from Assets to Which They Apply:
Credit Loss Allowance on Available-for-sale Securities	$128,332	$168,899	$1,191	$—	$(16,063)	$(13,647)	$268,712
Credit Loss Allowance on Loans	560,228	210,704	—	21,768	—	(190,257)	602,443
Credit Loss Allowance on Unfunded Commitments	55,786	(6,354)	—	—	—	—	49,432
Credit Loss Allowance on Reinsurance Recoverables	41,163	(20,114)	—	—	—	—	21,049

SCHEDULE IV—REINSURANCE

	As of December 31, 2025
($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Life Insurance In-force	$72,635,509	$(47,003,018)	$41,971,747	$67,604,238	62%
Premiums and Other Considerations:
Premiums	$1,822,474	$(1,795,754)	$3,370,466	$3,397,186	99%
Policy Fees	$906,470	$(654,760)	$1,099,104	$1,350,814	81%

	As of December 31, 2024
($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Life Insurance In-force	$75,603,581	$(57,446,060)	$43,934,822	$62,092,343	71%
Premiums and Other Considerations:
Premiums	$642,803	$(4,659,566)	$11,915,597	$7,898,834	151%
Policy Fees	$917,684	$(651,996)	$1,111,998	$1,377,686	81%

	As of December 31, 2023
($ in thousands)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Life Insurance In-force	$81,531,659	$(69,253,317)	$45,073,052	$57,351,394	79%
Premiums and Other Considerations:
Premiums	$118,535	$(2,281,618)	$4,138,758	$1,975,675	209%
Policy Fees	$912,931	$(94,767)	$442,085	$1,260,249	35%
ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
 Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2026
KKR & CO. INC.

/s/ ROBERT H. LEWIN
		Name:	Robert H. Lewin
		Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY R. KRAVIS	Co-Executive Chairman, Director	February 27, 2026
Henry R. Kravis

/s/ GEORGE R. ROBERTS	Co-Executive Chairman, Director	February 27, 2026
George R. Roberts

/s/ JOSEPH Y. BAE	Director, Co-Chief Executive Officer	February 27, 2026
Joseph Y. Bae	(principal executive officer)

/s/ SCOTT C. NUTTALL	Director, Co-Chief Executive Officer	February 27, 2026
Scott C. Nuttall	(principal executive officer)

/s/ CRAIG ARNOLD	Director	February 27, 2026
Craig Arnold

/s/ TIMOTHY R. BARAKETT	Director	February 27, 2026
Timothy R. Barakett

/s/ ADRIANE M. BROWN	Director	February 27, 2026
Adriane M. Brown

/s/ MATTHEW R. COHLER	Director	February 27, 2026
Matthew R. Cohler

/s/ MARY N. DILLON	Director	February 27, 2026
Mary N. Dillon

/s/ ARTURO GUTIÉRREZ HERNÁNDEZ	Director	February 27, 2026
Arturo Gutiérrez Hernández

/s/ XAVIER B. NIEL	Director	February 27, 2026
Xavier B. Niel

/s/ KIMBERLY A. ROSS	Director	February 27, 2026
Kimberly A. Ross

/s/ PATRICIA F. RUSSO	Director	February 27, 2026
Patricia F. Russo

/s/ ROBERT W. SCULLY	Director	February 27, 2026
Robert W. Scully

/s/ EVAN T. SPIEGEL	Director	February 27, 2026
Evan T. Spiegel

/s/ ROBERT H. LEWIN	Chief Financial Officer (principal financial and accounting officer)	February 27, 2026
Robert H. Lewin