Form 10-Q
period 2026-03-31
KKR & Co. Inc.
filed 2026-05-08
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2026, there were 897,872,941 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2026

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
Earnings, Strategic Holdings Operating Earnings, Total Investing Earnings, and Total Segment Earnings; the declaration and payment of dividends on capital stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of shares of common stock of KKR & Co. Inc.; our statements regarding the potential of, and future financial results from, KKR’s Strategic Holdings segment, including expectations about dividend payments and earnings from companies and businesses in the Strategic
Holdings segment in the future, the future growth of such companies and businesses, and the potential for compounding earnings over a longer period of time from such segment; KKR’s ability to grow its AUM, to deploy capital, to realize unrealized investment appreciation, and the time period over which such events may occur; KKR’s ability to manage the investments in and operations of acquired companies and businesses; the effects of any transactional activity on KKR’s operating results, including pending sales of investments; expansion and growth opportunities and other synergies resulting from acquisitions of companies, including the acquisition of Arctos Partners and businesses in our Strategic Holdings segment), internal reorganizations or strategic partnerships with third parties; the timing and expected impact to our business of any new investment fund, vehicle or product launches; the timing and completion of certain transactions contemplated by the Reorganization Agreement entered into on October 8, 2021 by KKR & Co. Inc.; the implementation or execution of, or results from, any strategic initiatives, including efforts to distribute financial products to individual investors; the modification of our compensation framework announced on November 29, 2023, which decreased the targeted percentage of compensation from fee related revenues and increased the targeted percentage from realized carried interest and certain incentive fees; and our insurance business's strategic initiatives to invest more into non-yielding or lower-yield assets classes like private equity and real assets, expand outside the United States, and raise more third-party co-investment insurance capital. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual
Report"). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission ("SEC"). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)
	March 31, 2026	December 31, 2025
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$9,273,480	$9,380,874
Restricted Cash and Cash Equivalents	41,631	48,033
Investments	128,050,466	127,948,305
Due from Affiliates	2,703,403	2,307,701
Other Assets	6,484,165	6,294,381
	146,553,145	145,979,294
Insurance
Cash and Cash Equivalents	$9,926,589	$7,511,273
Restricted Cash and Cash Equivalents	243,756	211,610
Investments	188,274,505	192,009,748
Reinsurance Recoverable	50,453,448	48,022,605
Insurance Intangible Assets	5,929,072	5,905,228
Other Assets	7,118,726	6,662,911
Separate Account Assets	3,585,272	3,841,403
	265,531,368	264,164,778
Total Assets	$412,084,513	$410,144,072

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$49,175,395	$49,117,744
Due to Affiliates	415,260	442,362
Accrued Expenses and Other Liabilities	14,806,709	14,348,335
	64,397,364	63,908,441
Insurance
Policy Liabilities (market risk benefit liabilities: $1,403,740 and $1,349,774, as of March 31, 2026 and December 31, 2025, respectively.)	$204,727,117	$205,558,727
Debt Obligations	3,813,234	3,820,407
Funds Withheld Payable at Interest	49,360,332	46,822,744
Accrued Expenses and Other Liabilities	4,369,533	3,341,695
Reinsurance Liabilities	1,025,414	1,218,744
Separate Account Liabilities	3,585,272	3,841,403
	266,880,902	264,603,720
Total Liabilities	331,278,266	328,512,161

Commitments and Contingencies (See Note 24)

Redeemable noncontrolling interests (See Note 23)	2,795,494	2,710,242

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
(Amounts in Thousands, Except Share and Per Share Data)
	March 31, 2026	December 31, 2025
Stockholders' Equity
Series D Mandatory Convertible Preferred Stock, $0.01 par value. 51,750,000 shares, issued and outstanding as of March 31, 2026 and December 31, 2025.	2,543,404	2,543,404
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 889,413,785 and 891,451,844 shares, issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	8,894	8,914
Additional Paid-In Capital	18,976,939	19,041,497
Retained Earnings	14,084,430	13,884,438
Accumulated Other Comprehensive Income (Loss)	(5,117,514)	(4,575,692)
Total KKR & Co. Inc. Stockholders' Equity	30,496,153	30,902,561
Noncontrolling Interests (See Note 22)	47,514,600	48,019,108
Total Equity	78,010,753	78,921,669
Total Liabilities and Equity	$412,084,513	$410,144,072
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities ("VIEs"). As of March 31, 2026 and December 31, 2025, KKR's
consolidated VIEs consist primarily of (i) certain collateralized financing entities ("CFEs") including those CFEs holding collateralized loan obligations ("CLOs"), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors, and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	March 31, 2026
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$2,795,409	$1,243,372	$—	$4,038,781
Restricted Cash and Cash Equivalents	—	41,631	—	41,631
Investments	30,356,670	77,465,073	—	107,821,743
Other Assets	890,256	478,745	—	1,369,001
	34,042,335	79,228,821	—	113,271,156
Insurance
Cash and Cash Equivalents	—	—	1,695,789	1,695,789
Investments	—	—	30,460,274	30,460,274
Other Assets	—	—	973,676	973,676
	—	—	33,129,739	33,129,739
Total Assets	$34,042,335	$79,228,821	$33,129,739	$146,400,895

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$30,012,515	$6,990,566	$—	$37,003,081
Accrued Expenses and Other Liabilities	2,437,163	791,552	—	3,228,715
	32,449,678	7,782,118	—	40,231,796
Insurance
Debt Obligations	—	—	207,400	207,400
Accrued Expenses and Other Liabilities	—	—	619,457	619,457
	—	—	826,857	826,857
Total Liabilities	$32,449,678	$7,782,118	$826,857	$41,058,653

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
See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended March 31,
	2026	2025
Revenues
Asset Management and Strategic Holdings
Fees and Other	$1,186,842	$886,810
Capital Allocation-Based Income (Loss)	841,853	1,159,105
	2,028,695	2,045,915
Insurance
Net Premiums	561,970	323,364
Policy Fees	325,694	338,473
Net Investment Income	1,989,064	1,783,280
Net Investment-Related Gains (Losses)	(652,697)	(1,436,337)
Other Income	65,257	55,488
	2,289,288	1,064,268
Total Revenues	4,317,983	3,110,183

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	1,051,681	1,333,103
Occupancy and Related Charges	37,837	34,465
General, Administrative and Other	381,729	300,332
	1,471,247	1,667,900
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $86,338 and $221,394 for the three months ended March 31, 2026 and 2025, respectively; remeasurement (gain) loss on policy liabilities: $— and $42,252 for the three months ended March 31, 2026 and 2025, respectively.)	1,880,028	1,708,294
Amortization of Policy Acquisition Costs	142,921	97,971
Interest Expense	73,881	69,571
Policy and Other Operating Expense	302,058	287,219
	2,398,888	2,163,055
Total Expenses	3,870,135	3,830,955

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	(316,379)	1,086,591
Dividend Income	268,017	273,890
Interest Income	741,591	785,857
Interest Expense	(678,187)	(654,499)
Total Investment Income (Loss)	15,042	1,491,839

Income (Loss) Before Taxes	462,890	771,067

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended March 31,
	2026	2025

Income Tax Expense (Benefit)	185,385	86,569

Net Income (Loss)	277,505	684,498
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(983)	8,494
Net Income (Loss) Attributable to Noncontrolling Interests	(126,741)	861,928
Net Income (Loss) Attributable to KKR & Co. Inc.	405,229	(185,924)

Series D Mandatory Convertible Preferred Stock Dividends	40,430	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$364,799	$(185,924)

Net Income (Loss) Attributable to KKR & Co. Inc.. Per Share of Common Stock
Basic	$0.41	$(0.22)
Diluted	$0.38	$(0.22)
Weighted Average Shares of Common Stock Outstanding
Basic	891,145,378	888,246,698
Diluted	954,219,620	888,246,698
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)
	Three Months Ended March 31,
	2026	2025
Net Income (Loss)	$277,505	$684,498

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	(715,547)	1,456,349

Net effect of changes in discount rates and instrument-specific credit risk on policy liabilities	226,215	(185,584)

Foreign Currency Translation Adjustments	(28,879)	140,705

Comprehensive Income (Loss)	(240,706)	2,095,968

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	(983)	8,494
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	(97,157)	867,927

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$(142,566)	$1,219,547

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended March 31, 2026
	Amounts	Shares
Series D Mandatory Convertible Preferred Stock
Beginning of Period	$2,543,404	51,750,000
End of Period	2,543,404	51,750,000
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Common Stock
Beginning of Period	8,914	891,451,844
Net Delivery of Common Stock (Equity Incentive Plan)	—	1,265
Repurchases of Common Stock	(21)	(2,173,970)
Exchange of KKR Restricted Holdings Units	1	119,541
Private Placement Share Issuance	—	15,105
End of Period	8,894	889,413,785
Additional Paid-In Capital
Beginning of Period	19,041,497
Net Delivery of Common Stock (Equity Incentive Plan)	(64)
Repurchases of Common Stock	(191,223)
Equity-Based Compensation (Non-Cash Contribution)	84,045
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	55,731
Tax Effects of Changes in Ownership and Other	(13,047)
End of Period	18,976,939
Retained Earnings
Beginning of Period	13,884,438
Net Income (Loss) Attributable to KKR & Co. Inc.	405,229
Series D Mandatory Convertible Preferred Stock Dividends ($0.78125 per share)	(40,430)
Common Stock Dividends ($0.185 per share)	(164,807)
End of Period	14,084,430
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(4,575,692)
Other Comprehensive Income (Loss)	(547,795)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	5,973
End of Period	(5,117,514)
Total KKR & Co. Inc. Stockholders' Equity	30,496,153
Noncontrolling Interests (See Note 22)	47,514,600
Total Equity	$78,010,753

Redeemable Noncontrolling Interests (See Note 23)	$2,795,494

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended March 31, 2025
	Amounts	Shares
Series D Mandatory Convertible Preferred Stock
Beginning of Period	$—	—
Issuance of Series D Mandatory Convertible Preferred Stock (net of issuance costs)	2,543,404	51,750,000
End of Period	2,543,404	51,750,000
Series I Preferred Stock
Beginning of Period	—	1
End of Period	—	1
Common Stock
Beginning of Period	8,882	888,232,174
Net Delivery of Common Stock (Equity Incentive Plan)	—	11,982
Clawback of Transfer Restricted Shares	—	(1,882)
Private Placement Share Issuance	—	8,058
End of Period	8,882	888,250,332
Additional Paid-In Capital
Beginning of Period	18,406,718
Net Delivery of Common Stock (Equity Incentive Plan)	(694)
Equity-Based Compensation (Non-Cash Contribution)	81,987
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	122,878
Tax Effects of Changes in Ownership and Other	2,006
End of Period	18,612,895
Retained Earnings
Beginning of Period	12,282,513
Net Income (Loss) Attributable to KKR & Co. Inc.	(185,924)
Common Stock Dividends ($0.175 per share)	(155,441)
End of Period	11,941,148
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(7,046,545)
Other Comprehensive Income (Loss)	1,405,471
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	4,732
End of Period	(5,636,342)
Total KKR & Co. Inc. Stockholders' Equity	27,469,987
Noncontrolling Interests (See Note 22)	39,565,465
Total Equity	$67,035,452

Redeemable Noncontrolling Interests (See Note 23)	$1,921,480
See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)
	Three Months Ended March 31,
	2026	2025
Operating Activities
Net Income (Loss)	$277,505	$684,498
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based Compensation	180,113	183,568
Net Realized (Gains) Losses – Asset Management and Strategic Holdings	(106,487)	(70,229)
Change in Unrealized (Gains) Losses – Asset Management and Strategic Holdings	422,866	(1,016,362)
Capital Allocation-Based (Income) Loss – Asset Management and Strategic Holdings	(841,853)	(1,159,105)
Net Investment and Policy Liability-Related (Gains) Losses – Insurance	403,711	1,660,241
Net Accretion and Amortization	(77,391)	(53,645)
Interest Credited to Policyholder Account Balances (net of Policy Fees) – Insurance	1,425,949	1,156,919
Other Non-Cash Amounts	61,533	232,447
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided – Insurance	—	87,399
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable – Insurance	77,122	365,957
Change in Deferred Policy Acquisition Costs – Insurance	(190,720)	(239,121)
Change in Policy Liabilities and Accruals, Net – Insurance	252,958	(260,265)
Change in Consolidation	—	(145)
Change in Due from / to Affiliates	(431,071)	14,746
Change in Other Assets	467,258	151,251
Change in Accrued Expenses and Other Liabilities	8,032	1,165,970
Investments Purchased – Asset Management and Strategic Holdings	(7,907,411)	(10,883,447)
Proceeds from Investments – Asset Management and Strategic Holdings	7,724,556	10,529,049
Net Cash Provided (Used) by Operating Activities	1,746,670	2,549,726

Investing Activities
Acquisitions, Net	(37,924)	—
Purchases of Fixed Assets	(27,424)	(20,846)
Investments Purchased – Insurance	(18,179,371)	(24,919,638)
Proceeds from Investments – Insurance	20,582,146	21,793,291
Other Investing Activities, Net	10,478	(119)
Net Cash Provided (Used) by Investing Activities	2,347,905	(3,147,312)

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(Amounts in Thousands)
	Three Months Ended March 31,
	2026	2025

Financing Activities
Series D Mandatory Convertible Preferred Stock Dividends	(40,430)	—
Common Stock Dividends	(164,807)	(155,441)
Distributions to Redeemable Noncontrolling Interests	(48,628)	(7,704)
Contributions from Redeemable Noncontrolling Interests	87,195	335,513
Distributions to Noncontrolling Interests	(1,603,926)	(988,003)
Contributions from Noncontrolling Interests	1,177,896	833,569
Issuance of Series D Mandatory Convertible Preferred Stock (net of issuance costs)	—	2,543,404
Net Delivery of Common Stock (Equity Incentive Plan)	(64)	(694)
Repurchases of Common Stock	(191,244)	—
Proceeds from Debt Obligations	3,911,320	4,660,096
Repayment of Debt Obligations	(3,255,884)	(5,165,945)
Financing Costs Paid	(4,961)	(109)
Additions to Contractholder Deposit Funds – Insurance	5,558,450	6,259,326
Withdrawals from Contractholder Deposit Funds – Insurance	(7,168,904)	(4,752,660)
Reinsurance Transactions, Net of Cash Provided – Insurance	401	—
Other Financing Activity, Net	50,996	41,752
Net Cash Provided (Used) by Financing Activities	(1,692,590)	3,603,104

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68,319)	19,994

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$2,333,666	$3,025,512
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	17,151,790	15,367,953
Cash, Cash Equivalents and Restricted Cash, End of Period	$19,485,456	$18,393,465

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$9,380,874	$8,535,048
Restricted Cash and Cash Equivalents	48,033	138,948
Total Asset Management and Strategic Holdings	9,428,907	8,673,996
Insurance
Cash and Cash Equivalents	$7,511,273	$6,343,445
Restricted Cash and Cash Equivalents	211,610	350,512
Total Insurance	7,722,883	6,693,957

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$17,151,790	$15,367,953

End of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$9,273,480	$11,503,912
Restricted Cash and Cash Equivalents	41,631	179,449
Total Asset Management and Strategic Holdings	9,315,111	11,683,361
Insurance
Cash and Cash Equivalents	$9,926,589	$6,482,989
Restricted Cash and Cash Equivalents	243,756	227,115
Total Insurance	10,170,345	6,710,104

Cash, Cash Equivalents and Restricted Cash, End of Period	$19,485,456	$18,393,465

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(Amounts in Thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$807,711	$602,631
Payments for Income Taxes, Net of Refunds	$64,603	$73,596
Payments for Operating Lease Liabilities	$24,703	$16,698

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$75	$75
Non-Cash Distribution to Noncontrolling Interests	$(15,760)	$—
Non-Cash Distribution to Redeemable Noncontrolling Interests	$(12,384)	$—
Non-Cash Repayment of Debt Obligations	$—	$(100,000)
Debt Obligations – Net Gains (Losses), Translation and Other	$604,095	$44,987
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$127	$—

Change in Consolidation
Investments – Asset Management and Strategic Holdings	$—	$2,130,064
Other Assets	$—	$(2,147)
Accrued Expenses and Other Liabilities	$—	$(19)
Noncontrolling Interests	$—	$2,129,979

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
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. ("KKR Group Partnership"). KKR & Co. Inc. both indirectly controls KKR Group
Partnership and indirectly holds Class A partner interests in KKR Group Partnership ("KKR Group Partnership Units")
representing economic interests in KKR's business. As of March 31, 2026, KKR & Co. Inc. held indirectly approximately 98.8%
of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR current and former employees through restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. ("exchangeable securities"). As limited partner interests, these KKR Group
Partnership Units are non-voting and do not entitle anyone other than KKR to manage its business and affairs. KKR Group
Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings
L.P. ("Associates Holdings") and outstanding preferred units with economic terms that mirror the KKR & Co. Inc. 6.25% Series
D Mandatory Convertible Preferred Stock (the “Series D Mandatory Convertible Preferred Stock”).
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements of KKR & Co. Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to this Quarterly Report on Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the
"financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The consolidated balance sheet data as of December 31, 2025 were derived from audited financial statements included in KKR & Co. Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2026 (our "Annual
Report"), and the financial statements should be read in conjunction with the audited financial statements included therein.
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

For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the Annual Report. Other than the items listed below, during the three months ended March 31, 2026, there were no significant updates to KKR’s significant accounting policies.
Effective beginning in the first quarter of 2026, the Company changed the presentation of certain operating expenses in its Consolidated Statements of Operations. Amounts previously presented separately as “Insurance Expenses” and “General,
Administrative and Other” are now presented in a single line item, “Policy and Other Operating Expense”. Prior-period amounts have been reclassified to conform to the current-period presentation. This change in presentation had no impact on previously reported consolidated total expenses, income before taxes, and net income attributable to KKR.
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
and global tariff policies, escalating trade tensions, and impacts from the recent conflicts in the Middle East), and regulatory conditions, and natural disasters and catastrophes, including public health crises, may have a significant negative impact on
KKR’s investments and profitability. Such events are beyond KKR’s control, and the likelihood that they may occur and the effect on KKR's use of estimates cannot be predicted. Actual results could differ from those estimates, and such differences could be material to the financial statements.
Adoption of New Accounting Pronouncements
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025–05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit
Losses for Accounts Receivable and Contract Assets” (“ASU 2025–05”). ASU 2025–05 simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. KKR adopted this accounting standard effective for the year ended December 31, 2026, and its adoption did not have a material impact on
KKR’s consolidated financial statements.
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
3. REVENUES - ASSET MANAGEMENT AND STRATEGIC HOLDINGS
For the three months ended March 31, 2026 and 2025 respectively, Asset Management and Strategic Holdings revenues consisted of the following:

	Three Months Ended March 31,
	2026	2025
Management Fees	$759,829	$531,699
Fee Credits	(140,699)	(136,262)
Transaction Fees	378,083	388,329
Monitoring Fees	59,822	48,671
Incentive Fees	47,398	1,328
Expense Reimbursements	55,568	32,208
Consulting Fees	26,841	20,837
Total Fees and Other	1,186,842	886,810

Carried Interest	816,031	1,068,262
General Partner Capital Interest	25,822	90,843
Total Capital Allocation-Based Income (Loss)	841,853	1,159,105

Total Revenues	$2,028,695	$2,045,915

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
financial instruments during a period. Upon disposition of an investment or financial instrument, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$124,945	$(664,338)	$(539,393)	$368,436	$1,070,466	$1,438,902
Credit (1)	(20,869)	(163,006)	(183,875)	(82,979)	73,500	(9,479)
Investments of Consolidated CFEs (1)	(119,650)	(543,279)	(662,929)	(138,086)	(285,891)	(423,977)
Real Assets (1)	99,986	14,985	114,971	(40,813)	106,260	65,447
Other Investments (1)	49,234	3,763	52,997	(142,767)	330,234	187,467
Foreign Exchange Forward Contracts and Options (2)	(8,510)	473,146	464,636	83,826	(467,022)	(383,196)
Securities Sold Short (2)	(21,293)	15,694	(5,599)	6	349	355
Other Derivatives (2)	(4,015)	(1,296)	(5,311)	16	(723)	(707)
Debt Obligations and Other (3)	6,659	441,465	448,124	22,590	189,189	211,779
Net Gains (Losses) From Investment Activities (4)	$106,487	$(422,866)	$(316,379)	$70,229	$1,016,362	$1,086,591
(1)See Note 7 "Investments."
(2)See Note 8 "Derivatives" and Note 14 "Other Assets and Accrued Expenses and Other Liabilities."
(3)See Note 16 “Debt Obligations.”
(4)As of March 31, 2026 and 2025, net gains (losses) from Equity Method investments were $218.6 million and $292.2 million, respectively.
5. NET INVESTMENT INCOME – INSURANCE
Net investment income for our Insurance segment is comprised primarily of (i) interest income, including amortization of premiums and accretion of discounts, (ii) dividend income from common and preferred stock, (iii) earnings from investments accounted for under equity method accounting, and (iv) lease income on real assets.
The components of net investment income were as follows:

	Three Months Ended March 31,
	2026	2025
Fixed Maturity Securities	$1,678,640	$1,426,184
Mortgage and Other Loan Receivables	780,459	772,018
Real Assets	262,135	258,975
Short-Term and Other Investment Income	153,334	134,833
Income Assumed from Funds Withheld Receivable at Interest	16,986	19,480
Policy Loans	20,904	22,056
Income Ceded to Funds Withheld Payable at Interest	(688,627)	(620,197)
Total Investment Income (Losses)	2,223,831	2,013,349
Less Investment Expenses:
Investment Management and Administration	163,228	142,628
Real Asset Depreciation and Maintenance	40,173	63,732
Interest Expense on Derivative Collateral and Repurchase Agreements	31,366	23,709
Net Investment Income	$1,989,064	$1,783,280

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
hedge accounting instruments), and (v) allowances for credit losses, and other impairments of investments.
Net investment-related gains (losses) were as follows:

	Three Months Ended March 31,
	2026	2025
Realized Gains (Losses) on Available-For-Sale Fixed Maturity Securities	$(97,816)	$(1,117,445)
Credit Loss Allowances on Available-For-Sale Securities	(55,159)	(48,240)
Credit Loss Allowances on Mortgage and Other Loan Receivables	(177,528)	(36,800)
Credit Loss Allowances on Unfunded Commitments	4,271	370
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	(284,283)	259,207
Unrealized Gains (Losses) on Other Investments Recognized Under the Fair-Value Option and Equity Investments	(42,275)	42,075
Unrealized Gains (Losses) on Real Assets	(12,269)	19,329
Realized Gains on Real Assets	16,775	10,501
Net Gains (Losses) on Derivative Instruments	(34,448)	(659,580)
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	29,007	75,986
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(1,775)	(50,267)
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	(50,308)	76,093
Other Realized Gains (Losses)	53,111	(7,566)
Net Investment-Related Gains (Losses)	$(652,697)	$(1,436,337)
Allowance for Credit Losses
Available-For-Sale Fixed Maturity Securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by
Global Atlantic:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$108,859	$179,805	$288,664	$99,616	$175,706	$275,322
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	45,709	14	45,723	18,526	18,307	36,833
Accretion of Initial Credit Loss Allowance on PCD Securities	—	204	204	—	264	264
Reductions Due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(2,073)	(2,342)	(4,415)	(455)	(15,471)	(15,926)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	13,745	(4,309)	9,436	643	10,764	11,407
Balances Charged Off	(22,057)	—	(22,057)	(42,568)	—	(42,568)
Balance, as of End of Period	$144,183	$173,372	$317,555	$75,762	$189,570	$265,332

Mortgage and Other Loan Receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$407,450	$71,502	$129,542	$608,494	$326,057	$107,245	$181,106	$614,408
Net Provision (Release)	68,591	19,539	89,398	177,528	24,974	1,880	9,946	36,800
Charge-Offs	(41,691)	(1,552)	(32,423)	(75,666)	—	(539)	(37,183)	(37,722)
Recoveries of Amounts Previously Charged-Off	—	—	7,591	7,591	—	—	5,361	5,361
Balance, as of End of Period	$434,350	$89,489	$194,108	$717,947	$351,031	$108,586	$159,230	$618,847
Proceeds and Gross Gains and Losses from Voluntary Sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale ("AFS") fixed maturity securities were as follows:

	Three Months Ended March 31,
	2026	2025
AFS Fixed Maturity Securities:
Proceeds from Voluntary Sales	$8,452,847	$12,130,414
Gross Gains	$80,000	$17,990
Gross Losses	$(171,134)	$(1,126,744)

7. INVESTMENTS
Investments consist of the following:

	March 31, 2026	December 31, 2025
Asset Management and Strategic Holdings
Private Equity	$53,758,510	$55,128,824
Credit	9,691,717	7,530,644
Investments of Consolidated CFEs	30,356,670	30,673,565
Real Assets	15,282,564	15,291,313
Equity Method - Capital Allocation-Based Income	11,908,810	11,842,627
Other Investments	7,052,195	7,481,332
Investments – Asset Management and Strategic Holdings (7)	$128,050,466	$127,948,305

Insurance
Fixed Maturity Securities, Available-For-Sale, at Fair Value(1)	$87,112,923	$90,587,056
Mortgage and Other Loan Receivables	52,779,605	53,638,617
Fixed Maturity Securities, Trading, at Fair Value(2)	25,342,601	25,233,959
Real Assets(3)(4)	15,061,543	15,030,980
Other Investments(4)(5)	4,069,434	3,542,920
Funds Withheld Receivable at Interest	2,267,167	2,324,346
Policy Loans	1,641,232	1,651,870
Investments – Insurance(6)	$188,274,505	$192,009,748

Total Investments	$316,324,971	$319,958,053
(1)Amortized cost of $94.1 billion and $96.7 billion, net of credit loss allowances of $317.6 million and $288.7 million as of March 31, 2026 and
December 31, 2025, respectively.
(2)Amortized cost of $27.6 billion and $27.2 billion as of March 31, 2026 and December 31, 2025, respectively. Trading fixed maturity securities are primarily held to back funds withheld payable at interest. The investment performance on these investments is ceded to third-party reinsurers.
(3)Net of accumulated depreciation of $800.5 million and $782.2 million as of March 31, 2026 and December 31, 2025, respectively.
(4)Real assets of $1.1 billion as of both March 31, 2026 and December 31, 2025, respectively, and other investments of $798.3 million and $855.0 million as of March 31, 2026 and December 31, 2025, respectively, are accounted for using the equity method of accounting. In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of real assets and other investments for which the fair value option has been elected was $748.0 million and $408.7 million, respectively, as of March 31, 2026, and the carrying amount of these investments was $730.7 million and $436.3 million, respectively, as of December 31, 2025. Global Atlantic's maximum exposure to loss related to equity method investments, including those for which fair value has been elected, is limited to the carrying value of these investments plus unfunded commitments of $401.9 million and $447.2 million as of March 31, 2026 and December 31, 2025, respectively. Real assets includes $2.3 billion of certain investments held for sale as of March 31, 2026; the estimated fair value of these assets, less costs to sell, exceeds their carrying value.
(5)Other investments include equity securities, limited partnership interests, investments in FHLB common stock, and other interests.
(6)From time to time, Global Atlantic makes investments with counterparties that are managed by or are affiliates of KKR. As of March 31, 2026 and
December 31, 2025, the carrying value reflects the elimination for the portion of applicable investments that are held in Asset Management and Strategic
Holdings consolidated investment vehicles and other entities.
(7)As of March 31, 2026 and December 31, 2025, investments of $11.4 billion and $11.5 billion were accounted for using the equity method of accounting within the asset classes Private Equity, Credit, Real Assets and Other.
As of March 31, 2026 and December 31, 2025, there were no investments which represented greater than 5% of total investments.

Fixed Maturity Securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or Amortized Cost	Allowance for Credit Losses (1)(2)	Gross Unrealized		Fair Value
As of March 31, 2026			Gains	Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$503,573	$—	$1,391	$(118,279)	$386,685
U.S. State, Municipal and Political Subdivisions	2,944,341	—	3,379	(708,121)	2,239,599
Corporate	57,167,646	(144,183)	310,468	(5,915,549)	51,418,382
Residential Mortgage-Backed Securities, or “RMBS”	12,714,888	(107,550)	108,749	(252,358)	12,463,729
Commercial Mortgage-Backed Securities, or “CMBS”	8,054,390	(56,495)	44,951	(166,058)	7,876,788
CLOs	5,350,209	(2,626)	15,972	(27,872)	5,335,683
Asset-Backed Securities, or “ABSs”	7,369,925	(6,701)	73,895	(45,062)	7,392,057
Total AFS Fixed Maturity Securities	$94,104,972	$(317,555)	$558,805	$(7,233,299)	$87,112,923
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment gains (losses)) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed maturity securities of $(6.4) million.

	Cost or Amortized Cost	Allowance for Credit Losses (1)(2)	Gross Unrealized		Fair Value
As of December 31, 2025			Gains	Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$525,418	$—	$973	$(115,321)	$411,070
U.S. State, Municipal and Political Subdivisions	3,171,012	—	4,681	(727,699)	2,447,994
Corporate	58,473,834	(108,859)	582,435	(5,443,107)	53,504,303
RMBS	13,744,631	(115,766)	153,583	(233,783)	13,548,665
CMBS	8,277,196	(55,720)	71,001	(173,662)	8,118,815
CLOs	5,595,032	(2,660)	32,678	(18,993)	5,606,057
ABSs	6,909,426	(5,659)	84,419	(38,034)	6,950,152
Total AFS Fixed Maturity Securities	$96,696,549	$(288,664)	$929,770	$(6,750,599)	$90,587,056
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
back to the issuers. Structured securities are shown separately as they have periodic payments and are not due at a single maturity.
The maturity distribution for AFS fixed maturity securities is as follows:

As of March 31, 2026	Cost or Amortized Cost (Net of Allowance)	Fair Value
Due in One Year or Less	$603,443	$596,347
Due After One Year Through Five Years	11,699,886	11,525,562
Due After Five Years Through Ten Years	13,772,935	13,687,090
Due After Ten Years	34,395,113	28,235,667
Subtotal	60,471,377	54,044,666
RMBS	12,607,338	12,463,729
CMBS	7,997,895	7,876,788
CLOs	5,347,583	5,335,683
ABSs and other structured securities	7,363,224	7,392,057
Total AFS Fixed Maturity Securities	$93,787,417	$87,112,923

Securities in a Continuous Unrealized Loss Position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
As of March 31, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$25,990	$(283)	$299,035	$(117,996)	$325,025	$(118,279)
U.S. State, Municipal and Political Subdivisions	20,264	(433)	2,067,047	(707,688)	2,087,311	(708,121)
Corporate	17,294,914	(668,850)	14,072,127	(5,246,699)	31,367,041	(5,915,549)
RMBS	3,337,169	(33,760)	2,246,867	(218,598)	5,584,036	(252,358)
CMBS	1,564,001	(15,272)	1,210,564	(150,786)	2,774,565	(166,058)
CLOs	1,632,038	(14,221)	172,747	(13,651)	1,804,785	(27,872)
ABSs	2,291,634	(15,538)	521,583	(29,524)	2,813,217	(45,062)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$26,166,010	$(748,357)	$20,589,970	$(6,484,942)	$46,755,980	$(7,233,299)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$6,471	$(91)	$309,323	$(115,230)	$315,794	$(115,321)
U.S. State, Municipal and Political Subdivisions	63,324	(2,881)	2,218,719	(724,818)	2,282,043	(727,699)
Corporate	10,823,134	(318,232)	15,212,470	(5,124,875)	26,035,604	(5,443,107)
RMBS	924,438	(11,289)	2,394,460	(222,494)	3,318,898	(233,783)
CMBS	648,393	(8,421)	1,358,253	(165,241)	2,006,646	(173,662)
CLOs	445,694	(7,687)	175,420	(11,306)	621,114	(18,993)
ABSs	918,685	(8,027)	634,040	(30,007)	1,552,725	(38,034)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$13,830,139	$(356,628)	$22,302,685	$(6,393,971)	$36,132,824	$(6,750,599)
Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $324.2 million and $279.7 million as of March 31, 2026 and December 31, 2025, respectively. The single largest unrealized loss on AFS fixed maturity securities was $45.5 million and $43.8 million as of March 31, 2026 and December 31, 2025, respectively. Global
Atlantic had 5,386 and 4,294 securities in an unrealized loss position as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of
2,700 fixed maturity securities. AFS fixed maturity securities in an unrealized loss position for 12 months or more with an allowance for credit losses had a fair value and gross unrealized losses of $1.3 billion and $123.4 million, respectively, as of
March 31, 2026. These fixed maturity securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these fixed maturity securities since
Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.

Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of the following:

	March 31, 2026	December 31, 2025
Commercial Mortgage Loans(1)	$26,141,967	$27,023,582
Residential Mortgage Loans(1)	21,961,322	21,697,199
Consumer Loans(1)	3,677,128	3,927,619
Other Loan Receivables(1)(2)	1,717,135	1,598,711
Total Mortgage and Other Loan Receivables	$53,497,552	$54,247,111
Allowance for Credit Losses(3)	(717,947)	(608,494)
Total Mortgage and Other Loan Receivables, Net of Allowance for Credit Losses	$52,779,605	$53,638,617
(1)Includes $12.7 billion and $11.2 billion of loans carried at fair value using the fair value option as of March 31, 2026 and December 31, 2025, respectively.
These loans had unpaid principal balances of $12.9 billion and $11.3 billion as of March 31, 2026 and December 31, 2025, respectively.
(2)As of March 31, 2026, other loan receivables consisted primarily of business loans, renewable energy development loans, warehouse facility loans backed by agricultural mortgages, loans collateralized by aircraft, and loans collateralized by residential mortgages, of $615.3 million, $363.7 million, $295.5 million, $221.5 million and $200.0 million, respectively. As of December 31, 2025, other loan receivables consisted primarily of business loans, warehouse facility loans backed by agricultural mortgages, renewable energy development loans, loans collateralized by aircraft, and loans collateralized by residential mortgages, of $415.6 million, $368.5 million, $347.2 million, $245.7 million, and $200.2 million, respectively.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(40.0) million and $(41.6) million as of March 31,
2026 and December 31, 2025, respectively.
The maturity distribution for residential and commercial mortgage loans was as follows as of March 31, 2026:

Years	Residential	Commercial	Total Mortgage Loans
Remainder of 2026	$246,725	$6,908,451	$7,155,176
2027	502,033	8,905,975	9,408,008
2028	298,083	3,014,248	3,312,331
2029	7,310	2,151,037	2,158,347
2030	8,444	682,660	691,104
2031	298,843	1,486,163	1,785,006
Thereafter	20,599,884	2,993,433	23,593,317
Total	$21,961,322	$26,141,967	$48,103,289
Actual maturities could differ from contractual maturities because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.
Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage Loans – Carrying Value by Geographic Region	March 31, 2026		December 31, 2025
South Atlantic	$12,809,196	26.6%	$12,800,157	26.3%
Pacific	11,370,508	23.6%	11,597,170	23.8%
Middle Atlantic	6,181,378	12.9%	6,366,894	13.1%
West South Central	5,641,598	11.7%	5,653,175	11.6%
Mountain	3,974,571	8.3%	4,070,774	8.4%
New England	1,681,331	3.5%	1,745,938	3.6%
East North Central	1,517,748	3.2%	1,500,393	3.1%
East South Central	1,028,693	2.1%	999,681	2.1%
West North Central	443,366	0.9%	429,716	0.9%
International	2,525,306	5.2%	2,647,870	5.4%
Other Regions	929,594	2.0%	909,013	1.7%
Total by Geographic Region	$48,103,289	100.0%	$48,720,781	100.0%

Mortgage Loans – Carrying Value by Property Type	March 31, 2026		December 31, 2025
Residential	$21,961,322	45.6%	$21,697,199	44.5%
Multi-Family	12,796,685	26.6%	13,168,408	27.0%
Industrial	6,419,122	13.3%	6,565,358	13.5%
Office Building	4,326,538	9.0%	4,677,864	9.6%
Other Property Types	1,618,378	3.4%	1,609,220	3.3%
Retail	849,219	1.8%	869,227	1.8%
Warehouse	132,025	0.3%	133,505	0.3%
Total by Property Type	$48,103,289	100.0%	$48,720,781	100.0%
As of March 31, 2026 and December 31, 2025, Global Atlantic had $303.6 million and $318.4 million of mortgage loans that were 90 days or more past due or are in the process of foreclosure, respectively, and have been classified as non-income producing (i.e., in a non-accrual status). Global Atlantic ceases accrual of interest on loans that are more than 90 days past due or are in the process of foreclosure and recognizes income as cash is received.

Credit Quality Indicators
Mortgage and Consumer Loan Receivable Performance Status
The following table represents the portfolio of mortgage and consumer loan receivables by origination year and performance status as of March 31, 2026 and December 31, 2025:

	By Year of Origination
Performance Status as of March 31, 2026	2026	2025	2024	2023	2022	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Three Months Ended March 31, 2026	$—	$—	$—	$—	$—	$(41,691)	$(41,691)

Current	$—	$3,931,217	$5,020,006	$2,697,392	$5,009,891	$9,404,355	$26,062,861
30 to 59 Days Past Due	—	—	—	—	—	34,106	34,106
60 to 89 Days Past Due	—	—	—	—	—	—	—
90 Days or More Past Due or in Process of Foreclosure	—	—	—	—	—	45,000	45,000
Total Commercial Mortgage Loans	$—	$3,931,217	$5,020,006	$2,697,392	$5,009,891	$9,483,461	$26,141,967
Residential Mortgage Loans
Gross Charge-Offs for the Three Months Ended March 31, 2026	$—	$(106)	$(151)	$(284)	$(323)	$(688)	$(1,552)

Current	$1,076,250	$4,748,997	$5,779,006	$2,710,576	$1,979,444	$4,970,608	$21,264,881
30 to 59 Days Past Due	—	55,362	111,743	73,790	23,551	65,990	330,436
60 to 89 Days Past Due	—	19,716	32,462	26,817	6,402	22,050	107,447
90 Days or More Past Due or in Process of Foreclosure	—	29,346	89,074	51,248	25,368	63,522	258,558
Total Residential Mortgage Loans	$1,076,250	$4,853,421	$6,012,285	$2,862,431	$2,034,765	$5,122,170	$21,961,322
Consumer Loans
Gross Charge-Offs for the Three Months Ended March 31, 2026	$—	$(81)	$(3,025)	$(3,478)	$(4,330)	$(20,610)	$(31,524)

Current	$—	$28,108	$306,023	$353,833	$577,862	$2,308,286	$3,574,112
30 to 59 Days Past Due	—	196	3,005	3,918	4,921	31,901	43,941
60 to 89 Days Past Due	—	105	2,314	2,773	3,188	17,013	25,393
90 Days or More Past Due or in Process of Foreclosure	—	297	3,424	5,369	6,220	18,372	33,682
Total Consumer Loans	$—	$28,706	$314,766	$365,893	$592,191	$2,375,572	$3,677,128
Total Mortgage and Consumer Loan Receivables	$1,076,250	$8,813,344	$11,347,057	$5,925,716	$7,636,847	$16,981,203	$51,780,417

	By Year of Origination
Performance Status as of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Twelve Months Ended December 31, 2025	$—	$—	$—	$—	$(1,824)	$(9,796)	$(11,620)

Current	$3,850,935	$5,015,588	$3,215,016	$5,163,206	$5,910,951	$3,822,886	$26,978,582
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	—	—
90 Days or More Past Due or in Process of Foreclosure	—	—	—	—	—	45,000	45,000
Total Commercial Mortgage Loans	$3,850,935	$5,015,588	$3,215,016	$5,163,206	$5,910,951	$3,867,886	$27,023,582
Residential Mortgage Loans
Gross Charge-Offs for the Twelve Months Ended December 31, 2025	$—	$(1,110)	$(726)	$(1,327)	$(149)	$(4,538)	$(7,850)

Current	$4,976,510	$6,334,704	$2,981,373	$1,689,316	$3,628,245	$1,357,231	$20,967,379
30 to 59 Days Past Due	52,368	117,945	78,904	24,199	33,931	39,770	347,117
60 to 89 Days Past Due	16,725	41,610	17,482	5,624	11,971	15,877	109,289
90 Days or More Past Due or in Process of Foreclosure	7,953	112,116	47,811	30,481	42,242	32,811	273,414
Total Residential Mortgage Loans	$5,053,556	$6,606,375	$3,125,570	$1,749,620	$3,716,389	$1,445,689	$21,697,199
Consumer Loans
Gross Charge-Offs for the Twelve Months Ended December 31, 2025	$(120)	$(7,198)	$(14,431)	$(18,485)	$(55,133)	$(41,338)	$(136,705)

Current	$31,390	$355,050	$385,236	$617,583	$1,123,889	$1,311,315	$3,824,463
30 to 59 Days Past Due	150	3,493	3,993	4,870	15,929	16,500	44,935
60 to 89 Days Past Due	117	2,318	3,035	3,583	8,398	9,477	26,928
90 Days or More Past Due or in Process of Foreclosure	160	3,107	3,965	6,419	8,050	9,592	31,293
Total Consumer Loans	$31,817	$363,968	$396,229	$632,455	$1,156,266	$1,346,884	$3,927,619
Total Mortgage and Consumer Loan Receivables	$8,936,308	$11,985,931	$6,736,815	$7,545,281	$10,783,606	$6,660,459	$52,648,400
Loan-to-Value Ratio on Mortgage Loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of March 31, 2026 and December 31, 2025:

Loan-to-Value as of March 31, 2026, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2026	$—	$—	$—	$—
2025	3,783,538	147,679	—	3,931,217
2024	4,872,658	147,348	—	5,020,006
2023	2,697,392	—	—	2,697,392
2022	4,675,434	334,457	—	5,009,891
2021	4,268,944	1,348,643	112,942	5,730,529
Prior	3,292,836	67,723	392,373	3,752,932
Total Commercial Mortgage Loans	$23,590,802	$2,045,850	$505,315	$26,141,967

Loan-to-Value as of December 31, 2025, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2025	$3,662,392	$188,543	$—	$3,850,935
2024	4,865,317	150,271	—	5,015,588
2023	3,215,016	—	—	3,215,016
2022	4,719,340	408,918	34,948	5,163,206
2021	4,427,697	1,285,014	198,240	5,910,951
2020	376,593	89,762	34,974	501,329
Prior	3,057,650	83,147	225,760	3,366,557
Total Commercial Mortgage Loans	$24,324,005	$2,205,655	$493,922	$27,023,582
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
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 64% as of both March 31,
2026 and December 31, 2025.
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
relief, or maturity extensions.
The tables below present the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$—	$—	$79,121	$79,121	0.30%
Residential Mortgage Loans	991	—	—	555	1,546	0.01%
Consumer Loans	1,547	64	4,592	7,554	13,757	0.37%
Total(2)	$2,538	$64	$4,592	$87,230	$94,424
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Excludes loans that were modified during the year, but were repaid in full by year end.

Three Months Ended March 31, 2025 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$37,998	$—	$67,504	$105,502	0.41%
Residential Mortgage Loans	1,681	—	—	—	1,681	0.01%
Consumer Loans	3,124	271	8,139	7,212	18,746	0.39%
Total(2)	$4,805	$38,269	$8,139	$74,716	$125,929
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Excludes loans that were modified during the year, but were repaid in full by year end.

All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For commercial mortgage loans granted interest rate relief, this relief may involve a change from a floating rate to fixed, a decrease in fixed rate, or a decrease in spread. Interest rate relief provided during the three months ended March 31,
2026 and 2025, was at a weighted average rate of 7.7% and 3.0%, respectively. The maturity extensions for commercial mortgage loans added a weighted-average of 2.9 years and 2.0 years to the life of the loans, for the three months ended
March 31, 2026 and 2025, respectively. As of March 31, 2026, Global Atlantic has commitments to lend additional funds of
$42.9 million for the modified commercial mortgage loans disclosed above.
The table below presents the performance status of the loans modified during the twelve months ended March 31, 2026:

Performance Status as of March 31, 2026 by Loan Type	Current	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due or in Process of Foreclosure	Total
Commercial Mortgage Loans	$266,295	$—		$—		$—	$266,295
Residential Mortgage Loans	3,950	73		459		1,058	5,540
Consumer Loans	33,281	7,912		3,548		2,555	47,296
Total(1)	$303,526	$7,985	$—	$4,007	0	$3,613	$319,131
(1)Loans may have been modified more than once during the twelve months period; in this circumstance, the loan is only included once in this table.
Modified loans that were subsequently repaid are excluded.
Repurchase Agreement Transactions
As of March 31, 2026 and December 31, 2025, Global Atlantic participated in repurchase agreements with a notional value of $715.1 million and $663.8 million, respectively. As collateral for these transactions, Global Atlantic typically posts AFS fixed maturity securities and/or mortgage and other loan receivables, which are included in Insurance – Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in Other Liabilities in the consolidated statements of financial condition.
The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of March 31, 2026 and December 31, 2025 is presented in the following tables:

As of March 31, 2026	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$4,707	$210,667	$550,327	$765,701
Total Assets Pledged	$—	$4,707	$210,667	$550,327	$765,701

As of December 31, 2025	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$8,631	$312,404	$390,974	$712,009
Total Assets Pledged	$—	$8,631	$312,404	$390,974	$712,009
Other Pledges and Restrictions
Certain Global Atlantic subsidiaries are members of regional banks in the Federal Home Loan Banks ("FHLB") system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $154.1 million and
$122.0 million (accounted for at cost basis) of stock in FHLBs as of March 31, 2026 and December 31, 2025, respectively. In addition, Global Atlantic insurance company subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $8.1 billion and $7.1 billion as of March 31, 2026 and
December 31, 2025, respectively.
The capital stock of one of Global Atlantic’s equity method investments has been pledged as collateral security for the due payment and performance of the debt obligations of the investee. Global Atlantic’s investment subject to this pledge had a carrying value of $850.1 million and $873.6 million as of March 31, 2026 and December 31, 2025, respectively.
Insurance – Statutory Deposits
As of March 31, 2026 and December 31, 2025, the carrying value of the assets on deposit with various state and U.S.
governmental authorities were $142.7 million and $145.1 million, respectively.

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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $42.9 million and $49.9 million as of March 31, 2026 and December 31, 2025, respectively.
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
The fair value and notional value of the derivative assets and liabilities were as follows:

As of March 31, 2026	A s o f	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options		$25,096,793	$331,146	$713,776
Other Derivatives		7,818,153	55,037	37,742
Total Asset Management and Strategic Holdings		$32,914,946	$386,183	$751,518

Insurance
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate Contracts		$14,240,590	$93,121	$335,890
Foreign Currency Contracts		9,010,520	94,276	130,811
Total Derivatives Designated as Hedge Accounting Instruments		$23,251,110	$187,397	$466,701
Derivatives Not Designated as Hedge Accounting Instruments:
Equity Market Contracts		$41,905,961	$2,208,096	$137,241
Interest Rate Contracts		15,571,219	85,881	277,369
Foreign Currency Contracts		5,729,924	63,386	171,557
Other Contracts		2,645	2,092	—
Total Derivatives Not Designated as Hedge Accounting Instruments		63,209,749	2,359,455	586,167
Counterparty Netting(2)		—	(595,824)	(595,824)
Cash Collateral		—	(1,580,339)	(63,414)
Total Insurance(1)		$86,460,859	$370,689	$393,630

Fair Value Included Within Total Assets and Liabilities		$119,375,805	$756,872	$1,145,148
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $60.0 million and the fair value of these embedded derivatives related to liabilities was $4.9 billion as of March 31, 2026.
(2)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2025	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options	$24,638,928	$179,920	$1,034,543
Other Derivatives	395,000	9,905	—
Total Asset Management and Strategic Holdings	$25,033,928	$189,825	$1,034,543

Insurance
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate Contracts	$13,455,830	$74,363	$317,096
Foreign Currency Contracts	6,074,755	27,045	112,226
Total Derivatives Designated as Hedge Accounting Instruments	$19,530,585	$101,408	$429,322
Derivatives Not Designated as Hedge Accounting Instruments:
Equity Market Contracts	$41,859,071	$2,676,076	$118,582
Interest Rate Contracts	17,525,214	310,503	322,404
Foreign Currency Contracts	4,325,825	31,860	223,470
Other Contracts	3,957	9,462	4,995
Total Derivatives Not Designated as Hedge Accounting Instruments	63,714,067	3,027,901	669,451
Counterparty Netting(2)	—	(615,081)	(615,081)
Cash Collateral	—	(2,208,206)	(47,447)
Total Insurance(1)	$83,244,652	$306,022	$436,245

Fair Value Included Within Total Assets and Liabilities	$108,278,580	$495,847	$1,470,788
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
The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the foreign exchange derivative contracts related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the foreign exchange derivative contracts. The amortized cost of the AFS fixed maturity securities in qualifying foreign exchange fair value hedges was $4.9 billion and $3.7 billion as of March 31, 2026 and December 31, 2025, respectively.
Global Atlantic has designated foreign exchange swaps to hedge the foreign currency risk associated with certain policy liabilities in fair value hedges. Changes in the fair value of the hedged policy liabilities due to changes in spot exchange rates are recognized in earnings and are offset by the earnings impact of the spot changes of the foreign exchange swaps, both of which are recognized within net policy benefits and claims. The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the foreign exchange swaps related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the foreign exchange swaps. The carrying value of the policy liabilities in qualifying foreign exchange fair value hedges was $102.4 million and nil as of March 31, 2026 and December 31, 2025, respectively.
Global Atlantic has designated interest rate swaps to hedge the interest rate risk associated with certain debt and policy liabilities. These fair value hedges generally qualify for the shortcut method of assessing hedge effectiveness. The following table presents the financial statement classification, carrying amount, and cumulative fair value hedging adjustments for qualifying hedged debt and policy liabilities:

	As of March 31, 2026		As of December 31, 2025
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)
Debt	$3,556,923	$(139,129)	$3,572,318	$(123,471)
Policy Liabilities	4,568,793	(102,025)	3,647,117	(99,239)
(1)Includes $145.8 million and $154.6 million of hedging adjustments on discontinued hedging relationships as of March 31, 2026 and December 31, 2025, respectively.
Cash Flow Hedges
Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS fixed maturity securities in cash flow hedges. These arrangements are hedging purchases through January 2036 and are expected to affect earnings until 2057. Regression analysis is used to assess the effectiveness of these hedges.
As of March 31, 2026 and December 31, 2025, there was a cumulative gain (loss) of $(201.2) million and $(213.9) million, respectively, on the currently designated bond forwards recorded in accumulated other comprehensive income (loss).
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
As of March 31, 2026 and December 31, 2025, there was a cumulative gain (loss) of $(36.9) million and $(22.3) million on the currently designated interest rate swaps recorded in accumulated other comprehensive income (loss), respectively.
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
As of March 31, 2026, there was a cumulative gain (loss) of $(32.3) million on the currently designated foreign exchange swaps recorded in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss are reclassified to net policy benefits and claims in the same period during which the hedged policy liabilities affect earnings due to changes in spot foreign exchange rates. The amount reclassified from accumulated other comprehensive loss for the swap designated in the hedge comprises changes in its fair value due to changes in spot exchange rates and an allocated portion of its initial spot-forward difference.
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
Changes in the fair value of the swaps are recognized in other comprehensive income, consistent with the translation adjustment for the hedged investment. The component comprising the difference between forward rates and spot rates is amortized to net investment income over the life of the swaps. As of March 31, 2026 and December 31, 2025, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income related to net investment hedges was $(3.8) million and $(14.1) million, respectively.

Derivative Results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable. None of the Asset Management and Strategic Holdings derivatives are designated as hedge accounting instruments. The table below includes only derivatives held by Global Atlantic.

	Three Months Ended March 31, 2026
	Net Investment- Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(12,849)	$(24,503)	$—
Foreign Currency Contracts	102,446	2,848	(3,683)	—	(4,738)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$102,446	$2,848	$(16,532)	$(24,503)	$(4,738)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$12,849	$24,503	$—
Foreign Currency Contracts	(94,528)	—	3,683	—	—
Total Gains (Losses) on Hedged Items	$(94,528)	$—	$16,532	$24,503	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$6,186	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$6,186	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$14,104	$2,848	$—	$—	$(4,738)
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$(41,893)	$—	$(32,274)
Interest Rate Contracts	—	(3,758)	—	—	(1,839)
Total Gains (Losses) on Cash Flow Hedges	$—	$(3,758)	$(41,893)	$—	$(34,113)
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$713	$—	$—	$10,307
Total Gains (Losses) on Net Investment Hedges	$—	$713	$—	$—	$10,307
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$(18,830)	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	279,317	—	—	—	—
Equity Index Options	(332,019)	—	—	—	—
Equity Futures Contracts	21,109	—	—	—	—
Interest Rate Contracts	(64,847)	—	—	—	—
Credit risk contracts
Foreign Exchange and Other Derivative Contracts	66,718	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$(48,552)	$—	$—	$—	$—
Total	$(34,448)	$(197)	$(41,893)	$—	$(28,544)

	Three Months Ended March 31, 2025
	Net Investment- Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$23,778	$40,369	$—
Foreign Currency Contracts	(92,439)	1,058	—	—	13,419
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$(92,439)	$1,058	$23,778	$40,369	$13,419
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$(23,778)	$(40,369)	$—
Foreign Currency Contracts	86,661	—	—	—	—
Total Gains (Losses) on Hedged Items	$86,661	$—	$(23,778)	$(40,369)	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$5,182	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$5,182	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$(596)	$1,058	$—	$—	$13,419
Cash Flow Hedges
Interest Rate Contracts	$—	$(943)	$—	$—	$68,839
Total Gains (Losses) on Cash Flow Hedges	$—	$(943)	$—	$—	$68,839
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$820	$—	$—	$4,640
Total Gains (Losses) on Net Investment Hedges	$—	$820	$—	$—	$4,640
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives - Funds Withheld Receivable	$(24,066)	$—	$—	$—	$—
Embedded Derivatives - Funds Withheld Payable	(423,563)	—	—	—	—
Equity Index Options	(339,801)	—	—	—	—
Equity Futures Contracts	28,694	—	—	—	—
Interest Rate Contracts	174,989	—	—	—	—
Foreign Exchange and Other Derivative Contracts	(75,237)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$(658,984)	$—	$—	$—	$—
Total	$(659,580)	$935	$—	$—	$86,898
Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of March 31, 2026	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$2,546,852	$(2,176,163)	$370,689	$(339,001)	$31,688
Derivative Liabilities (Excluding Embedded Derivatives)	$1,052,868	$(659,238)	$393,630	$617,908	$(224,278)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2025	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$3,129,309	$(2,823,287)	$306,022	$(511,452)	$(205,430)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,098,773	$(662,528)	$436,245	$723,701	$(287,456)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.
9. FAIR VALUE MEASUREMENTS
The following tables summarize the valuation of assets and liabilities measured and reported at fair value by the fair value hierarchy. Investments classified as Equity Method – Other, for which the fair value option has not been elected, and Equity
Method – Capital Allocation-Based Income have been excluded from the tables below.
Assets, at fair value:

	March 31, 2026
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$1,109,129	$408,608	$46,392,775		$47,910,512
Credit	—	3,414,468	6,156,440		9,570,908
Investments of Consolidated CFEs	—	30,356,670	—		30,356,670
Real Assets	69,407	21,775	13,537,230		13,628,412
Other Investments	53,909	—	4,842,112		4,896,021
Total Investments (2)(3)	$1,232,445	$34,201,521	$70,928,557		$106,362,523

Foreign Exchange Contracts and Options	—	331,146	—		331,146
Other Derivatives	115	54,922	—		55,037
Total Assets at Fair Value – Asset Management and Strategic Holdings	$1,232,560	$34,587,589	$70,928,557		$106,748,706
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$386,685	$—		$386,685
U.S. State, Municipal and Political Subdivisions	—	2,239,599	—		2,239,599
Corporate	—	35,045,453	16,372,929		51,418,382
Structured Securities	—	28,529,762	4,538,496		33,068,258
Total AFS Fixed Maturity Securities	$—	$66,201,499	$20,911,425		$87,112,923
Trading Fixed Maturity Securities	$—	$21,054,827	$4,287,774		$25,342,601
Mortgage and Other Loan Receivables	—	—	12,699,906		12,699,906
Real Assets	—	—	8,757,586	(1)	8,757,586
Other Investments	1,416,827	530,469	520,623	(1)	2,467,919
Funds Withheld Receivable at Interest	—	—	60,028		60,028
Reinsurance Recoverable	—	—	931,565		931,565
Derivative Assets (4)	4,290	366,399	—		370,689
Separate Account Assets	3,585,272	—	—		3,585,272
Total Assets at Fair Value – Insurance	$5,006,389	$88,153,193	$48,168,907		$141,328,489

Total Assets at Fair Value	$6,238,949	$122,740,782	$119,097,464		$248,077,195

	December 31, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$1,129,094	$331,151	$48,038,163		$49,498,408
Credit	—	3,237,077	4,192,312		7,429,389
Investments of Consolidated CFEs	—	30,673,565	—		30,673,565
Real Assets	102,510	24,262	13,577,003		13,703,775
Other Investments	93,243	2,246	5,180,933		5,276,422
Total Investments (3)	$1,324,847	$34,268,301	$70,988,411		$106,581,559

Foreign Exchange Contracts and Options	—	179,920	—		179,920
Other Derivatives	36	9,869	—		9,905
Total Assets at Fair Value – Asset Management and Strategic Holdings	$1,324,883	$34,458,090	$70,988,411		$106,771,384
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$411,070	$—		$411,070
U.S. State, Municipal and Political Subdivisions	—	2,447,994	—		2,447,994
Corporate	—	38,840,214	14,664,089		53,504,303
Structured Securities	—	30,005,461	4,218,228		34,223,689
Total AFS Fixed Maturity Securities	$—	$71,704,739	$18,882,317		$90,587,056
Trading Fixed Maturity Securities	$—	$21,798,167	$3,435,792		$25,233,959
Mortgage and Other Loan Receivables	—	—	11,154,547		11,154,547
Real Assets	—	—	8,696,775	'(1)	8,696,775
Other Investments	1,035,470	524,740	472,456	'(1)	2,032,666
Funds Withheld Receivable at Interest	—	—	78,858		78,858
Reinsurance Recoverable	—	—	934,105		934,105
Derivative Assets (4)	$586	$305,437	$—		$306,023
Separate Account Assets	3,841,403	—	—		3,841,403
Total Assets at Fair Value – Insurance	$4,877,459	$94,333,083	$43,654,850		$142,865,392

Total Assets at Fair Value	$6,202,342	$128,791,173	$114,643,261		$249,636,776
(1)Real assets and other investments excluded from the fair value hierarchy table include certain funds for which fair value is measured at net asset value per share as a practical expedient. As of March 31, 2026 and December 31, 2025, the fair value of these real assets were $17.7 million and $25.3 million, respectively, and other investments were $2,194.5 million and $334.7 million, respectively. These fund investments have strategies primarily focused on real assets (primarily real estate) or other investments and are subject to certain restrictions on redemption. As of both March 31, 2026 and
December 31, 2025, there were $1.3 million of unfunded commitments associated with both real asset and other investments, respectively.
(2)Certain investments that are measured at fair value using NAV as a practical expedient under ASC 820 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the
Consolidated Statements of Financial Condition. As of March 31, 2026 and December 31, 2025, the fair value of these assets is $441.1 million and $355.1 million, respectively.
(3)As of March 31, 2026 and December 31, 2025, the fair value of Equity Method investments is $1.7 billion and  $2.3 billion, respectively.
(4)Represented net of derivative exposures covered by qualifying master netting agreements.

Liabilities, at fair value:

	March 31, 2026
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$93,098	$—	$—		$93,098
Foreign Exchange Contracts and Options	—	713,776	—		713,776
Unfunded Revolver Commitments	—	—	117,728	(1)	117,728
Other Derivatives	—	37,742	—		37,742
Debt Obligations of Consolidated CFEs	—	30,012,515	—		30,012,515
Total Liabilities at Fair Value – Asset Management and Strategic Holdings	$93,098	$30,764,033	$117,728		$30,974,859

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,657,847	(3)	$1,657,847
Closed Block Policy Liabilities	—	—	980,117		980,117
Funds Withheld Payable at Interest	—	—	(2,555,171)		(2,555,171)
Derivative Instruments Payable (2)	—	393,630	—		393,630
Embedded Derivative – Interest-Sensitive Life Products	—	—	434,567		434,567
Embedded Derivative – Annuity Products	—	—	7,037,204		7,037,204
Total Liabilities at Fair Value – Insurance	$—	$393,630	$7,554,564		$7,948,194

Total Liabilities at Fair Value	$93,098	$31,157,663	$7,672,292		$38,923,053

	December 31, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$134,669	$—	$—		$134,669
Foreign Exchange Contracts and Options	—	1,034,543	—		1,034,543
Unfunded Revolver Commitments	—	—	93,289	(1)	93,289
Debt Obligations of Consolidated CFEs	—	30,227,885	—		30,227,885
Total Liabilities at Fair Value – Asset Management and Strategic Holdings	$134,669	$31,262,428	$93,289		$31,490,386

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,608,580	(3)	$1,608,580
Closed Block Policy Liabilities	—	—	983,855		983,855
Funds Withheld Payable at Interest	—	—	(2,275,854)		(2,275,854)
Derivative Instruments Payable (2)	918	435,327	—		436,245
Embedded Derivative – Interest-Sensitive Life Products	—	—	485,025		485,025
Embedded Derivative – Annuity Products	—	—	7,355,480		7,355,480
Total Liabilities at Fair Value – Insurance	$918	$435,327	$8,157,086		$8,593,331

Total Liabilities at Fair Value	$135,587	$31,697,755	$8,250,375		$40,083,717
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represented net of derivative exposures covered by qualifying master netting agreements.
(3)Includes market risk benefit of $1.4 billion and $1.3 billion as of March 31, 2026 and December 31, 2025, respectively.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31, 2026
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Issuances/ Sales/ Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets (1)
Asset Management and Strategic Holdings
Private Equity	$48,038,163	$—	$—	$(912,606)	$34,983	$(767,765)	$—	$46,392,775	$(774,306)	$—
Credit	4,192,312	—	912,606	—	1,175,007	(123,485)	—	6,156,440	(111,385)	—
Real Assets	13,577,003	—	—	—	(150,812)	111,039	—	13,537,230	111,136	—
Other Investments	5,180,933	—	—	—	(281,448)	(57,373)	—	4,842,112	(53,250)	—
Total Assets – Asset Management and Strategic Holdings	$70,988,411	$—	$912,606	$(912,606)	$777,730	$(837,584)	$—	$70,928,557	$(827,805)	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$14,664,089	$—	$—	$—	$1,821,051	$(80,178)	$(32,033)	$16,372,929	$—	$(39,265)
Structured Securities	4,218,228	—	—	—	315,202	14,494	(9,428)	4,538,496	—	(9,876)
Total AFS Fixed Maturity Securities	$18,882,317	$—	$—	$—	$2,136,253	$(65,684)	$(41,461)	$20,911,425	$—	$(49,141)
Trading Fixed Maturity Securities	3,435,792	—	—	—	848,480	3,502	—	4,287,774	(1,579)	—
Mortgage and Other Loan Receivables	11,154,547	—	—	—	1,535,332	10,027	—	12,699,906	580	—
Real Assets	8,696,775	—	—	—	61,162	(351)	—	8,757,586	(10,415)	—
Other Investments	472,456	—	—	—	82,159	(33,992)	—	520,623	(34,032)	—
Funds Withheld Receivable at Interest	78,858	—	—	—	—	(18,830)	—	60,028	—	—
Reinsurance Recoverable	934,105	—	—	—	(5,621)	3,081	—	931,565	—	—
Total Assets – Insurance	$43,654,850	$—	$—	$—	$4,657,765	$(102,247)	$(41,461)	$48,168,907	$(45,446)	$(49,141)

Total	$114,643,261	$—	$912,606	$(912,606)	$5,435,495	$(939,831)	$(41,461)	$119,097,464	$(873,251)	$(49,141)

	Three Months Ended March 31, 2025
	Balance, Beg. of Period	Transfers In / (Out) – Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Issuances/ Sales/ Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$34,452,418	$2,005,996	$—	$—	$734,643	$1,187,987	$—	$38,381,044	$1,146,726	$—
Credit	4,805,417	—	—	—	(429,281)	(13,558)	—	4,362,578	18,785	—
Real Assets	12,589,245	—	—	—	(20,577)	126,552	—	12,695,220	161,245	—
Other Investments	4,860,219	—	—	(24,594)	41,806	96,843	—	4,974,274	118,706	—
Total Assets – Asset Management and Strategic Holdings	$56,707,299	$2,005,996	$—	$(24,594)	$326,591	$1,397,824	$—	$60,413,116	$1,445,462	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$9,354,150	$—	$—	$(5,203)	$662,665	$34,681	$68,569	$10,114,862	$—	$24,303
Structured Securities	2,308,644	—	—	(3,555)	190,146	2,822	14,563	2,512,620	—	11,509
Total AFS Fixed Maturity Securities	$11,662,794	$—	$—	$(8,758)	$852,811	$37,503	$83,132	$12,627,482	$—	$35,812
Trading Fixed Maturity Securities	2,081,507	—	—	(634)	401,482	(25,179)	—	2,457,176	(21,196)	—
Mortgage and Other Loan Receivables	1,611,109	—	—	—	1,495,173	21,463	—	3,127,745	7,398	—
Real Assets	8,121,139	—	—	—	311,735	34,325	—	8,467,199	27,353	—
Other Investments	103,823	—	—	—	32,076	3,368	—	139,267	3,416	—
Funds Withheld Receivable at Interest	125,887	—	—	—	—	(24,066)	—	101,821	—	—
Reinsurance Recoverable	940,731	—	—	—	(5,020)	17,434	—	953,145	—	—
Total Assets – Insurance	$24,646,990	$—	$—	$(9,392)	$3,088,257	$64,848	$83,132	$27,873,835	$16,971	$35,812

Total	$81,354,288	$2,005,996	$—	$(33,986)	$3,414,848	$1,462,673	$83,132	$88,286,951	$1,462,433	$35,812
(1)As of March 31, 2026 and December 31, 2025, the fair value of Equity Method investments is $1.5 billion and $2.1 billion, respectively.

	Three Months Ended March 31, 2026
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$94,782	$—	$(59,799)	$—	$34,983
Credit	1,371,426	—	(210,664)	14,245	1,175,007
Real Assets	155,977	—	(306,789)	—	(150,812)
Other Investments	39,075	—	(320,503)	(20)	(281,448)
Total Assets – Asset Management and Strategic Holdings	$1,661,260	$—	$(897,755)	$14,225	$777,730

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$2,312,102	$—	$(87,870)	$(403,181)	$1,821,051
Structured Securities	667,819	—	(3,813)	(348,804)	315,202
Total AFS Fixed Maturity Securities	$2,979,921	$—	$(91,683)	$(751,985)	$2,136,253
Trading Fixed Maturity Securities	1,081,511	—	(41,175)	(191,856)	848,480
Mortgage and Other Loan Receivables	3,368,455	—	(1,411,944)	(421,179)	1,535,332
Real Assets	83,442	—	(16,075)	(6,205)	61,162
Other Investments	82,165	—	—	(6)	82,159
Reinsurance Recoverable	—	—	—	(5,621)	(5,621)
Total Assets – Insurance	$7,595,494	$—	$(1,560,877)	$(1,376,852)	$4,657,765

Total	$9,256,754	$—	$(2,458,632)	$(1,362,627)	$5,435,495

	Three Months Ended March 31, 2025
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$991,879	$—	$(257,236)	$—	$734,643
Credit	445,056	—	(739,094)	(135,243)	(429,281)
Real Assets	126,465	—	(147,042)	—	(20,577)
Other Investments	141,883	—	(75,042)	(25,035)	41,806
Total Assets – Asset Management and Strategic Holdings	$1,705,283	$—	$(1,218,414)	$(160,278)	$326,591

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$1,282,821	$—	$(51,072)	$(569,084)	$662,665
Structured Securities	439,634	—	(64,860)	(184,628)	190,146
Total AFS Fixed Maturity Securities	$1,722,455	$—	$(115,932)	$(753,712)	$852,811
Trading Fixed Maturity Securities	617,732	—	(179,163)	(37,087)	401,482
Mortgage and Other Loan Receivables	1,549,623	—	(97)	(54,353)	1,495,173
Real Assets	318,934	—	(7,199)	—	311,735
Other Investments	32,076	—	—	—	32,076
Reinsurance Recoverable	—	—	—	(5,020)	(5,020)
Total Assets – Insurance	$4,240,820	$—	$(302,391)	$(850,172)	$3,088,257

Total	$5,946,103	$—	$(1,520,805)	$(1,010,450)	$3,414,848

	Three Months Ended March 31, 2026
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Sales/ Settlements/ Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$93,289	$—	$—	$—	$—	$24,439	$—	$117,728	$24,439
Total Liabilities – Asset Management and Strategic Holdings	$93,289	$—	$—	$—	$—	$24,439	$—	$117,728	$24,439

Insurance
Policy Liabilities	$1,608,580	$—	$—	$—	$21,393	$70,091	$(42,217)	$1,657,847	$—
Closed Block Policy Liabilities	983,855	—	—	—	(4,033)	(302)	597	980,117	—
Funds Withheld Payable at Interest	(2,275,854)	—	—	—	—	(279,317)	—	(2,555,171)	—
Embedded Derivative – Interest- Sensitive Life Products	485,025	—	—	—	(21,615)	(28,843)	—	434,567	—
Embedded Derivative – Annuity Products	7,355,480	—	—	—	488	(318,764)	—	7,037,204	—
Total Liabilities – Insurance	$8,157,086	$—	$—	$—	$(3,767)	$(557,135)	$(41,620)	$7,554,564	$—

Total	$8,250,375	$—	$—	$—	$(3,767)	$(532,696)	$(41,620)	$7,672,292	$24,439

	Three Months Ended March 31, 2025
	Balance, Beg. Of Period	Transfers In / (Out) - Changes In Consolidation	Transfers In	Transfers Out	Net Purchases/ sales/ settlements/ issuances	Net Unrealized And Realized Gains (Losses)	Change in OCI	Balance, End Of Period	Changes In Net Unrealized Gains (Losses) Included In Earnings Related To Level Iii Assets And Liabilities Still Held As Of The Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$96,848	$—	$—	$—	$—	$4,368	$—	$101,216	$4,368
Total Liabilities – Asset Management and Strategic Holdings	$96,848	$—	$—	$—	$—	$4,368	$—	$101,216	$4,368

Insurance
Policy Liabilities	$1,279,794	$—	$—	$—	$15,343	$219,024	$(15,559)	$1,498,602	$—
Closed Block Policy Liabilities	988,320	—	—	—	(3,327)	15,985	281	1,001,259	—
Funds Withheld Payable at Interest	(2,797,544)	—	—	—	—	423,563	—	(2,373,981)	—
Embedded Derivative – Interest- Sensitive Life Products	491,818	—	—	—	(41,673)	(35,786)	—	414,359	—
Embedded Derivative – Annuity Products	5,481,063	—	—	—	191,880	(152,358)	—	5,520,585	—
Total Liabilities – Insurance	$5,443,451	$—	$—	$—	$162,223	$470,428	$(15,278)	$6,060,824	$—

Total	$5,540,299	$—	$—	$—	$162,223	$474,796	$(15,278)	$6,162,040	$4,368

	Three Months Ended March 31, 2026
	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—
Total Liabilities – Asset Management and Strategic Holdings	$—	$—	$—

Insurance
Policy Liabilities	$25,840	$(4,447)	$21,393
Closed Block Policy Liabilities	—	(4,033)	(4,033)
Embedded Derivative – Interest-Sensitive Life Products	—	(21,615)	(21,615)
Embedded Derivative – Annuity Products	133,714	(133,226)	488
Total Liabilities – Insurance	$159,554	$(163,321)	$(3,767)

Total	$159,554	$(163,321)	$(3,767)

	Three Months Ended March 31, 2025
	Issuances	Settlements	Net Issuances/Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—
Total Liabilities – Asset Management and Strategic Holdings	$—	$—	$—

Insurance
Policy Liabilities	$19,226	$(3,883)	$15,343
Closed Block Policy Liabilities	—	(3,327)	(3,327)
Embedded Derivative – Interest-Sensitive Life Products	—	(41,673)	(41,673)
Embedded Derivative – Annuity Products	261,631	(69,751)	191,880
Total Liabilities – Insurance	$280,857	$(118,634)	$162,223

Total	$280,857	$(118,634)	$162,223

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for the consolidated financial assets and liabilities that are measured and reported at fair value and categorized within
Level III as of March 31, 2026. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value March 31, 2026	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact To Valuation From An Increase In Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Private Equity	$46,392,775	Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	33.2%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	63.3%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	3.5%	0.0% - 100.0%	(6)

		Market comparables	Enterprise Value/LTM EBITDA Multiple	17.2x	4.8x - 26.2x	Increase
			Enterprise Value/Forward EBITDA Multiple	15.6x	6.9x - 23.2x	Increase
		Discounted cash flow	Discount Rate	11.7%	6.8% - 20.8%	Decrease
			Enterprise Value/EBITDA Exit Multiple	15.3x	7.0x - 27.0x	Increase

Credit	$6,156,440	Yield Analysis	Yield	11.5%	6.9% - 27.5%	Decrease
			Net Leverage	6.2x	1.80x -15.47x	Decrease
			EBITDA Multiple	8.4x	5.25x - 15.75x	Increase

Real Assets	$13,537,230
		Inputs to market comparables, discounted cash flow, direct income capitalization and transaction price	Weight Ascribed to Direct Income Capitalization	7.8%	0.0% - 100.0%	(7)
			Weight Ascribed to Discounted Cash Flow	78.8%	0.0% - 100.0%	(5)
			Weight Ascribed to Market Comparables/ Other	13.4%	0.0% - 100.0%	(4) (6)
		Market comparables	Enterprise Value/LTM EBITDA Multiple	7.0x	5.3x - 12.8x	Increase
			Enterprise Value/Forward EBITDA Multiple	6.7x	4.6x - 17.0x	Increase
		Direct income capitalization	Current Capitalization Rate	5.1%	2.4% - 7.2%	Decrease
		Discounted cash flow	Exit Capitalization Rate	5.7%	3.1% - 8.3%	Decrease
			Unlevered Discount Rate	7.3%	2.8% - 16.0%	Decrease
			Discount rate	11.1%	6.2% - 12.7%	Decrease
			Enterprise Value/EBITDA Exit Multiple	9.5x	9.5x - 9.5x	Increase

Other Investments	$4,842,112	(8)	Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	29.1%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	53.1%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	17.7%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.5x	3.0x - 19.3x	Increase
				Enterprise Value/Forward EBITDA Multiple	10.6x	3.0x - 14.5x	Increase
			Discounted cash flow	Discount Rate	14.2%	6.0% - 45.2%	Decrease
				Enterprise Value/EBITDA Exit Multiple	10.4x	8.3x - 12.5x	Increase

INSURANCE(9)

Corporate Fixed Maturity Securities	$19,613,100		Discounted cash flow	Discount Spread	2.7%	0.3% - 5.1%	Decrease

Structured Securities	$5,586,099		Discounted cash flow	Discount Spread	2.5%	1.3% - 5.2%	Decrease

Mortgage and Other Loan Receivables	$12,699,906		Discounted cash flow	Discount Spread	2.8%	0.5% - 4.4%	Decrease

Real Assets	$8,757,586		Discounted cash flow	Discount Rate	7.2%	6.5% - 8.2%	Decrease
				Terminal Capitalization Rate	5.8%	5.0% - 7.3%	Decrease

Reinsurance Recoverable	$931,565		Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.5	The average expense assumption is between $8.2 and $78.00 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
				Cost of Capital	9.8%	3.7% - 13.8%	Increase
			Discounted cash flow	Mortality Rate	5.7%		Increase
				Surrender Rate	2.0%		Increase
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

Level III Liabilities	Fair Value March 31, 2026	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact To Valuation From An Increase In Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Unfunded Revolver Commitments	$117,728	Yield Analysis	Discount Rate	11.8%	6.0% - 16.6%	Decrease

INSURANCE(4)

Policy Liabilities	$1,657,847	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	0.7%	0.6% - 0.8%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.3%	4.1% - 7.6%	Decrease
			Mortality Rate	4.9%	3.6% - 9.1%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Instrument-specific Credit Risk (10 and 30 Year)		0.7% / 0.7%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.7%	0.4% - 29.0%	Decrease
			Surrender Rate	3.7%	0.1% - 37.0%	Decrease

Closed Block Policy Liabilities	$980,117	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.5	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Instrument-Specific Credit Risk	0.7%	0.6% - 0.7%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.8%	3.7% - 13.8%	Increase
		Discounted cash flow	Mortality Rate	5.7%		Increase
			Surrender Rate	2.0%		Increase

Level III Liabilities	Fair Value March 31, 2026	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact To Valuation From An Increase In Input (3)

Embedded Derivative – Interest-Sensitive Life Products	$434,567	Policy persistency is a significant unobservable input.	Lapse Rate	3.2%		Decrease
			Mortality Rate	1.0%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption	3.6%		Increase
			Instrument-Specific Credit Risk	0.7%	0.6% - 0.7%	Decrease

Embedded Derivative – Annuity Products	$7,037,204	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-Indexed Annuity	96.5%		Increase
			Surrender Rate:
			Retail FIA	13.4%		Increase
			Institutional FIA	21.0%		Decrease
			Mortality Rate:
			Retail FIA	2.9%		Decrease
			Institutional FIA	1.8%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption:
			Retail FIA	3.1%		Increase
			Institutional FIA	3.9%		Increase
			Instrument-Specific Credit Risk	0.7%	0.6% - 0.7%	Decrease
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
The following tables present carrying amounts and fair values of the Insurance segment’s financial instruments which are not carried at fair value as of March 31, 2026 and December 31, 2025:

			Fair Value Hierarchy
As of March 31, 2026	Carrying Value		Level I		Level II		Level III		Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$40,079,699	$—	$—	$—	$—	$—	$39,695,627	$—	$39,695,627
Policy Loans	1,641,232	—	—	—	—	—	1,627,283	—	1,627,283
FHLB Common Stock and Other Investments	197,321	—	—	—	—	—	197,321	—	197,321
Funds Withheld Receivables at Interest	2,207,139	0	—	0	2,207,139	0	—	—	2,207,139
Cash and Cash Equivalents	9,926,589	—	9,926,589	—	—	—	—	—	9,926,589
Restricted Cash and Cash Equivalents	243,756	—	243,756	—	—	—	—	—	243,756
Total Financial Assets	$54,295,736	$—	$10,170,345	$—	$2,207,139	$—	$41,520,231	$—	$53,897,715
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$66,833,061	$—	$—	$—	$53,945,643	$—	$12,125,835	$—	$66,071,478
Funds Withheld Payables at Interest	51,915,503	—	—	—	51,915,503	—	—	—	51,915,503
Debt Obligations	3,813,234	—	—	—	—	—	3,657,539	—	3,657,539
Securities Sold Under Agreements to Repurchase	715,242	—	—	—	715,242	—	—	—	715,242
Total Financial Liabilities	$123,277,040	$—	$—	$—	$106,576,388	$—	$15,783,374	$—	$122,359,762

		Fair Value Hierarchy
As of December 31, 2025	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$42,484,070	$—	$—	$41,892,590	$41,892,590
Policy Loans	1,651,870	—	—	1,622,702	1,622,702
FHLB Common Stock and Other Investments	165,117	—	—	165,117	165,117
Funds Withheld Receivables at Interest	2,245,488	—	2,245,488	—	2,245,488
Cash and Cash Equivalents	7,511,273	7,511,273	—	—	7,511,273
Restricted Cash and Cash Equivalents	211,610	211,610	—	—	211,610
Total Financial Assets	$54,269,428	$7,722,883	$2,245,488	$43,680,409	$53,648,780
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$66,755,852	$—	$53,979,665	$12,388,101	$66,367,766
Funds Withheld Payables at Interest	49,098,598	—	49,098,598	—	49,098,598
Debt Obligations	3,820,407	—	—	3,886,916	3,886,916
Securities Sold Under Agreements to Repurchase	664,249	—	664,249	—	664,249
Total Financial Liabilities	$120,339,106	$—	$103,742,512	$16,275,017	$120,017,529

10. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31, 2026	December 31, 2025
Assets
Asset Management and Strategic Holdings
Credit	$847,674	$456,999
Investments of Consolidated CFEs	30,356,670	30,673,565
Real Assets	163,998	163,839
Private Equity	1,537,310	1,145,721
Other Investments	125,973	100,075
Total Asset Management and Strategic Holdings (1)	$33,031,625	$32,540,199
Insurance
Fixed Maturity Securities	$575,657	$458,463
Mortgage and Other Loan Receivables	12,699,906	11,154,547
Real Assets	748,013	730,721
Other Investments	732,902	717,107
Reinsurance Recoverable	931,565	934,105
Total Insurance	$15,688,043	$13,994,943

Total Assets	$48,719,668	$46,535,142

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$30,012,515	$30,227,885
Total Asset Management and Strategic Holdings	$30,012,515	$30,227,885
Insurance
Policy Liabilities	$1,234,224	$1,242,659
Total Insurance	$1,234,224	$1,242,659

Total Liabilities	$31,246,739	$31,470,544
(1)As of March 31, 2026 and December 31, 2025, the fair value of Equity Method investments was $1.7 billion and $1.3 billion, respectively.

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Net Realized Gains (Losses)		Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets (1)
Asset Management and Strategic Holdings
Credit	$(2,949)	0	$3,795	$847	$8,692	$(10,738)	$(2,046)
Investments of Consolidated CFEs	(119,650)		(543,279)	(662,929)	(138,086)	(285,891)	(423,977)
Real Assets	(924)		(10,677)	(11,601)	—	15,147	15,147
Private Equity	4,782		(23,400)	(18,619)	16,705	(37,476)	(20,771)
Other Investments	2		17,705	17,707	1,966	(16,607)	(14,641)
Total Asset Management and Strategic Holdings	$(118,739)		$(555,856)	$(674,595)	$(110,723)	$(335,565)	$(446,288)
Insurance
Fixed Maturity Securities	$(45,600)		$35,351	$(10,249)	$1,178	$(18,421)	$(17,243)
Mortgage and Other Loan Receivables	9,812		12,901	22,713	—	13,847	13,847
Real Assets	—		14,392	14,392	—	19,619	19,619
Other Investments	—		(38,763)	(38,763)	—	(10,699)	(10,699)
Total Insurance	$(35,788)		$23,881	$(11,907)	$1,178	$4,346	$5,524

Total Assets	$(154,527)		$(531,975)	$(686,502)	$(109,545)	$(331,219)	$(440,764)

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(1,158)		$470,763	$469,605	$(3,330)	$337,236	$333,906
Total Asset Management and Strategic Holdings	$(1,158)		$470,763	$469,605	$(3,330)	$337,236	$333,906
Insurance
Policy Liabilities	$—		$2,275	$2,275	$—	$(17,849)	$(17,849)
Total Insurance	$—		$2,275	$2,275	$—	$(17,849)	$(17,849)

Total Liabilities	$(1,158)		$473,038	$471,880	$(3,330)	$319,387	$316,057
(1)As of March 31, 2026 and December 31, 2025, the net gains (losses) of Equity Method investments was $(20.9) million and $41.7 million, respectively.

11. INSURANCE INTANGIBLES ASSETS AND LIABILITIES
The following reflects the reconciliation of the components of insurance intangible assets to the total balance reported in the consolidated statements of financial condition as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Deferred Acquisition Costs, or "DAC"	$2,457,241	$2,366,589
Value of Business Acquired	1,060,196	1,080,641
Cost-of-Reinsurance Intangibles	2,260,047	2,308,106
Deferred Sales Inducements	151,588	149,892
Total Insurance Intangible Assets	$5,929,072	$5,905,228
Deferred Acquisition Costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the three months ended
March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$489,962	$1,053,389	$130,429	$692,809	$2,366,589
Capitalizations	12,540	74,009	1,553	96,484	184,586
Amortization Expense	(31,780)	(44,414)	(2,174)	(15,566)	(93,934)
Balance, as of the End of the Period	$470,722	$1,082,984	$129,808	$773,727	$2,457,241

	Three Months Ended March 31, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$463,393	$787,585	$131,143	$348,955	$1,731,076
Capitalizations	58,017	79,460	2,411	90,701	230,589
Amortization Expense	(29,848)	(32,998)	(2,089)	(9,773)	(74,708)
Balance, as of the End of the Period	$491,562	$834,047	$131,465	$429,883	$1,886,957
Value of Business Acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$37,763	$535,524	$236,568	$204,955	$65,831	$1,080,641
Amortization Expense	(834)	(10,308)	(3,128)	(4,694)	(1,481)	(20,445)
Balance, as of the End of the Period	$36,929	$525,216	$233,440	$200,261	$64,350	$1,060,196

	Three Months Ended March 31, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$41,235	$578,162	$249,412	$224,347	$72,037	$1,165,193
Amortization Expense	(895)	(10,813)	(3,286)	(5,027)	(1,591)	(21,612)
Balance, as of the End of the Period	$40,340	$567,349	$246,126	$219,320	$70,446	$1,143,581

The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$31,939	$52,940	$358,128	$78,313	$157,112	$678,432
Amortization Expense	(2,132)	(4,373)	(6,971)	(1,918)	(3,014)	(18,408)
Balance, as of the End of the Period	$29,807	$48,567	$351,157	$76,395	$154,098	$660,024

	Three Months Ended March 31, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,432	$75,255	$391,816	$85,182	$169,623	$766,308
Amortization Expense	(3,934)	(6,314)	(8,415)	(1,467)	(3,202)	(23,332)
Balance, as of the End of the Period	$40,498	$68,941	$383,401	$83,715	$166,421	$742,976
Deferred Sales Inducements
The following tables reflect the deferred sales inducements roll-forward by product category for the three months ended
March 31, 2026:

Three Months Ended March 31, 2026
Fixed Indexed Annuities
Balance, as of the Beginning of the Period	$149,892
Capitalizations	8,090
Amortization Expense	(6,394)
Balance, as of the End of the Period	$151,588
Unearned Revenue Reserves and Unearned Front-End Loads
The following tables reflect unearned revenue reserves and unearned front-end loads liability roll-forward by product category for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	Preneed
Balance, as of the Beginning of the Period	$279,210	$230,790
Deferral	17,237	16,874
Amortized to Income during the Period	(5,859)	(4,813)
Balance, as of the End of the Period	$290,588	$242,851

12. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	March 31, 2026	December 31, 2025
Policy Liabilities:
Direct	$97,092,779	$97,358,820
Assumed	107,634,338	108,199,907
Total Policy Liabilities	204,727,117	205,558,727
Ceded(1)	(50,155,482)	(47,727,495)
Net Policy Liabilities	$154,571,635	$157,831,232
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
modified coinsurance transactions. The following shows the amortized cost basis of Global Atlantic’s reinsurance recoverable and funds withheld receivable at interest by credit quality indicator and any associated credit enhancements Global Atlantic has obtained to mitigate counterparty credit risk:

	As of March 31, 2026			As of December 31, 2025
A.M. Best Rating(1)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)
A++	$95,678	$—	$95,678	$77,376	$—	$77,376
A+	2,033,764	—	2,033,764	2,106,064	—	2,106,064
A	1,554,755	—	1,554,755	1,551,142	—	1,551,142
A-	3,541,944	3,091,236	450,708	3,633,569	3,182,815	450,754
B++	1,634	—	1,634	1,552	—	1,552
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	—	—	—	—	—	—
C++/C+	—	—	—	—	—	—
Not Rated or Private Rating(4)	45,492,840	46,269,096	—	42,977,248	43,639,929	—
Total	$52,720,615	$49,360,332	$4,136,539	$50,346,951	$46,822,744	$4,186,888
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)Credit enhancements primarily include funds withheld payable at interest.
(3)Includes credit loss allowance of $29.6 million and $25.6 million as of March 31, 2026 and December 31, 2025, respectively, held against reinsurance recoverable and funds withheld receivable at interest.
(4)Includes $45.5 billion and $43.0 billion as of March 31, 2026 and December 31, 2025, respectively, associated with cessions to certain sponsored investment vehicles that participate in qualifying institutional and individual market activities sourced by Global Atlantic.
As of both March 31, 2026 and December 31, 2025, Global Atlantic had $2.3 billion of funds withheld receivable at interest with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting the funds withheld receivable at interest balance are held in trusts for the benefit of Global Atlantic.

The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended March 31,
	2026	2025
Net Premiums:
Direct	$431,116	$212,485
Assumed	431,449	387,413
Ceded	(300,595)	(276,534)
Net Premiums	$561,970	$323,364

	Three Months Ended March 31,
	2026	2025
Policy Fees:
Direct	$215,963	$226,875
Assumed	270,274	272,996
Ceded	(160,543)	(161,398)
Net Policy Fees	$325,694	$338,473

	Three Months Ended March 31,
	2026	2025
Net Policy Benefits and Claims:
Direct	$1,167,566	$1,027,077
Assumed	1,631,227	1,538,597
Ceded	(918,765)	(857,380)
Net Policy Benefits and Claims	$1,880,028	$1,708,294
Global Atlantic holds collateral for, and provides collateral to, its reinsurance clients. Global Atlantic held $51.8 billion and
$49.0 billion, respectively, of collateral in the form of funds withheld payable at interest on behalf of its reinsurers as of
March 31, 2026 and December 31, 2025. As of both March 31, 2026 and December 31, 2025, reinsurers held collateral of $1.1 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of March 31, 2026 and December 31,
2025, these trusts held in excess of the $107.4 billion and $107.3 billion of assets they are required to hold in order to support reserves of $103.6 billion and $104.1 billion, respectively. Of the cash held in trust, Global Atlantic classified $178.1 million and $139.1 million as restricted as of March 31, 2026 and December 31, 2025, respectively.

13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON
STOCK
For the three months ended March 31, 2026, and 2025, basic and diluted Net Income (Loss) attributable to KKR & Co. Inc.
per share of common stock were calculated as follows:

	Three Months Ended March 31,
	2026	2025
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$364,799	$(185,924)
(-) Accumulated Series D Mandatory Convertible Preferred Dividend (1)	—	13,477
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic	$364,799	$(199,401)
(+) Series D Mandatory Convertible Preferred Dividend (if dilutive) (2)	—	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Diluted	$364,799	$(199,401)

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	891,145,378	888,246,698
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Basic	$0.41	$(0.22)
Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding - Basic	891,145,378	888,246,698
Incremental Common Shares:
Assumed vesting of dilutive equity awards (3)	63,074,242	—
Assumed conversion of Series D Mandatory Convertible Preferred Stock (2)	—	—
Weighted Average Shares of Common Stock Outstanding - Diluted	954,219,620	888,246,698
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock - Diluted	$0.38	$(0.22)
(1)For the three months ended March 31, 2025, Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders - Basic reflects the accumulated undeclared dividends on Series D Mandatory Convertible Preferred Stock of $13.5 million.
(2)For the three months ended March 31, 2026 and 2025, the impact of Series D Mandatory Convertible Preferred Stock calculated under the if-converted method was not dilutive.
(3)For the three months ended March 31, 2026, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity awards, including certain equity awards that have met their market price-based vesting condition but have not satisfied their service-based vesting condition. For the three months ended March 31, 2025, all unvested equity awards are excluded from the calculation of Diluted Net Income (Loss) Attributable to KKR &
Co. Inc. Per Share of Common Stock because including these unvested equity awards as incremental shares would decrease the loss per share of common stock as a result of the inclusion of such awards being anti-dilutive. Upon vesting, these awards dilute the ownership interests of KKR Group Partnership equity holders, including KKR & Co. Inc. and holders of exchangeable securities, in accordance with their respective ownership percentages.
Exchangeable Securities
For the three months ended March 31, 2026, and 2025, vested restricted holdings units (as defined in Note 19 "Equity-
based Compensation") have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share
of Common Stock - Diluted since the exchange of these units would not dilute KKR & Co. Inc.’s ownership interests in KKR
Group Partnership. See Note 1 "Organization" in our financial statements.

	Three Months Ended March 31,
	2026	2025
Weighted Average Vested Restricted Holdings Units	10,316,567	7,977,355
Market Condition Awards
KKR also grants restricted stock units and restricted holdings units that are subject to both a service-based vesting condition and a market price based vesting condition (referred to hereafter as "Market Condition Awards"). As of March 31,
2026, all unvested Market Condition awards have met their market price based vesting condition. These Market Condition awards remain unvested until their service conditions are satisfied.  See Note 19 "Equity-based Compensation" in our financial statements.
14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	March 31, 2026	December 31, 2025
Asset Management and Strategic Holdings
Unsettled Investment Sales (1)	$807,789	$738,343
Receivables	264,795	253,412
Due from Broker (2)	90,008	127,220
Deferred Tax Assets, net	87,195	82,870
Interest Receivable	300,837	311,293
Fixed Assets, net (3)	978,132	975,498
Foreign Exchange Contracts and Options (4)	331,146	179,920
Goodwill (5)(6)	681,072	519,582
Intangible Assets (6)(7)	1,638,285	1,614,179
Derivative Assets	55,037	9,905
Prepaid Taxes	92,620	256,945
Prepaid Expenses	80,377	92,144
Operating Lease Right of Use Assets (8)	699,999	706,884
Deferred Financing Costs	19,444	17,737
Other	357,429	408,449
Total Asset Management and Strategic Holdings	$6,484,165	$6,294,381

Insurance
Deferred Tax Assets, net	$2,959,413	$2,799,455
Accrued Investment Income	1,702,293	1,665,064
Goodwill	509,972	509,972
Intangible Assets(9)	218,823	233,012
Premiums and Other Account Receivables	204,729	234,114
Other	301,674	321,899
Derivative Assets	370,689	306,022
Operating Lease Right of Use Assets(8)	154,957	157,113
Market Risk Benefit Assets	988	997
Unsettled Investment Sales(1) and Derivative Collateral Receivables	695,188	435,263
Total Insurance	$7,118,726	$6,662,911
Total Other Assets	$13,602,891	$12,957,292
(1)Primarily includes amounts due from third parties for investments sold for which cash settlement has not yet occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $402.6 million and $383.1 million as of March 31, 2026 and December 31, 2025, respectively.
Depreciation and amortization expense of $22.0 million and $18.6 million for the three months ended March 31, 2026 and 2025, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
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
(5)As of March 31, 2026, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit. As of March 31, 2026, there are approximately $(87.0) million of cumulative foreign currency translation adjustments included in AOCI related to the goodwill recorded as result of the acquisition of KJRM.
(6)On January 2, 2026, KKR acquired the control of an aviation finance business, Altavair, and recognized goodwill of $167 million allocated to the Asset
Management segment, intangible assets of $46 million, and redeemable noncontrolling interests of $60 million. In July 2025, KKR acquired HealthCare
Royalty Management, LLC and recognized goodwill of $8.6 million allocated to the Asset Management segment, intangible assets of $141.6 million, and noncontrolling interests of $28.3 million.
(7)As of March 31, 2026, there are approximately $(296.6) million of cumulative foreign currency translation adjustments included in AOCI related to the intangible assets recorded as result of the acquisition of KJRM.

(8)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia, and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $27.9 million and $27.1 million for the three months ended March 31, 2026 and
2025 respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in North America. For the three months ended March 31, 2026 and 2025, the operating lease cost was $3.9 million and $5.1 million, respectively.
(9)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 8.0 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $14.2 million and $4.7 million for the three months ended March 31, 2026 and 2025, respectively.
Accrued Expenses and Other Liabilities consist of the following:

	March 31, 2026	December 31, 2025
Asset Management and Strategic Holdings
Amounts Payable to Carry Pool (1)	$6,181,835	$5,875,527
Unsettled Investment Purchases (2)	2,246,956	1,805,026
Securities Sold Short (3)	93,098	134,669
Derivative Liabilities	37,742	—
Accrued Compensation and Benefits	205,503	122,574
Interest Payable	443,763	520,781
Foreign Exchange Contracts and Options (4)	713,776	1,034,543
Accounts Payable and Accrued Expenses	553,911	632,920
Taxes Payable	92,748	83,830
Uncertain Tax Positions	46,467	45,515
Unfunded Revolver Commitments	117,728	93,289
Operating Lease Liabilities (5)	757,863	759,796
Deferred Tax Liabilities, net	3,059,143	3,060,541
Other Liabilities	256,176	179,324
Total Asset Management and Strategic Holdings	$14,806,709	$14,348,335

Insurance
Unsettled Investment Purchases(2) and Derivative Collateral Liabilities	$1,876,421	$926,008
Accrued Expenses	711,666	662,891
Derivative Liabilities	393,630	436,245
Securities Sold Under Agreements to Repurchase	715,242	664,249
Insurance Operations Balances in Course of Settlement	174,172	135,575
Operating Lease Liabilities(5)	173,181	175,679
Accrued Employee Related Expenses	89,171	114,965
Interest Payable	59,814	37,448
Tax Payable to Former Parent Company	44,489	46,318
Other Tax Related Liabilities	18,490	23,748
Accounts and Commissions Payable	38,841	46,945
Current Income Tax Payable	74,416	71,624
Total Insurance	$4,369,533	$3,341,695
Total Accrued Expenses and Other Liabilities	$19,176,242	$17,690,030
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
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 16 years, some of which include options to extend the leases from 2 years to 10 years. The weighted average remaining lease terms were 12.5 years and 12.7 years as of
March 31, 2026 and December 31, 2025, respectively. The weighted average discount rates were 3.8% as of both March 31, 2026 and December 31,
2025. For Insurance, operating leases for office space have remaining lease terms that range from approximately 2 years to 9 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 6.6 years and 6.8 years as of March 31, 2026 and December 31, 2025, respectively. The weighted average discount rates were 4.9% as of both March 31, 2026 and December 31, 2025. The weighted average remaining lease terms for land were 41.9 years and 42.0 years as of March 31, 2026 and December 31, 2025, respectively. For Asset
Management and Strategic Holdings and Insurance, non-cash right of use assets obtained in exchange for new operating lease liabilities were $12.4 million and $5.9 million for the three months ended March 31, 2026 and 2025, respectively.
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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of March 31, 2026, KKR's commitments to these unconsolidated investment funds were $1.7 billion. KKR generally has not provided any financial support other than its obligated amount as of March 31, 2026. Additionally, Global Atlantic has unfunded commitments of $401.9 million as of
March 31, 2026.
As of March 31, 2026 and December 31, 2025, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	March 31, 2026	December 31, 2025
Investments	$11,908,810	$11,842,627
Due from (to) Affiliates, net	2,223,279	1,871,408
Maximum Exposure to Loss	$14,132,089	$13,714,035
Insurance
Real Assets	$75,762	$79,367
Other Investments	678,492	720,933
Maximum Exposure to Loss	$754,254	$800,300
Total Maximum Exposure to Loss	$14,886,343	$14,514,335

16. DEBT OBLIGATIONS
KKR enters into credit agreements and issues debt for its general operating and investment purposes.
KKR's Asset Management and Strategic Holdings debt obligations consisted of the following:

	March 31, 2026				December 31, 2025
By remaining maturity at period end date	Financing Available	Principal	Carrying Value	Fair Value	Financing Available	Principal	Carrying Value	Fair Value
Revolving Credit Facilities: (1)
Under 1 Year	$750,000	$—	$—	$—	$750,000	$—	$—	$—
1-5 Years	3,491,614	—	—	—	3,491,580	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	4,241,614	—	—	—	4,241,580	—	—	—
KKR USD Senior Notes: (2)(3)(5)(7)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	750,000	747,111	725,790	—	750,000	746,889	734,340
After 5 Years	—	5,150,000	5,064,088	4,225,054	—	5,150,000	5,061,292	4,423,212
Subtotal	—	5,900,000	5,811,199	4,950,844	—	5,900,000	5,808,181	5,157,552
KKR Yen Senior Notes: (2)(3)(5)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	834,068	831,801	820,265	—	844,873	842,356	830,188
After 5 Years	—	575,154	569,119	487,276	—	582,605	576,434	511,264
Subtotal	—	1,409,222	1,400,920	1,307,541	—	1,427,478	1,418,790	1,341,452
KKR Euro Senior Notes: (2)(3)(5)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	751,185	748,255	698,955	—	763,538	760,278	725,033
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	—	751,185	748,255	698,955	—	763,538	760,278	725,033
KKR Subordinated Notes: (2)(3)(6)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,090,000	1,059,570	866,540	—	1,090,000	1,059,366	951,180
Subtotal	—	1,090,000	1,059,570	866,540	—	1,090,000	1,059,366	951,180
KFN USD Senior Notes: (2)(3)(4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	190,000	188,513	187,227	—	190,000	188,459	194,534
Subtotal	—	190,000	188,513	187,227	—	190,000	188,459	194,534
Total KKR & KFN Notes	4,241,614	9,340,407	9,208,457	8,011,107	4,241,580	9,371,016	9,235,074	8,369,751

Other Debt Obligations: (1)(2)(7)	6,205,167	41,000,288	39,966,938	39,939,172	6,356,060	40,612,665	39,882,670	39,860,877

Total	$10,446,781	$50,340,695	$49,175,395	$47,950,279	$10,597,640	$49,983,681	$49,117,744	$48,230,628
(1)Financing available is reduced by the dollar amounts specified in any issued letters of credit.
(2)Carrying value includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.
(3)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	March 31, 2026	December 31, 2025
KKR USD Senior Notes	4.37%	4.37%
KKR Yen Senior Notes	1.69%	1.69%
KKR Euro Senior Notes	1.63%	1.63%
KKR Subordinated Notes	5.84%	5.84%
KFN USD Senior Notes	5.27%	5.27%

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
(7)As of March 31, 2026 and December 31, 2025, the principal value, carrying value and fair value reflects the elimination for the portion of applicable debt obligations that are held by Global Atlantic.
KCM 364-Day Revolving Credit Facility
On March 27, 2026, KKR Capital Markets Holdings L.P. and certain other capital markets subsidiaries (the "KCM
Borrowers") replaced their existing 364-day revolving credit agreement with a new 364-day revolving credit agreement (the
"KCM 364-Day Revolving Credit Facility”) with Mizuho Bank, Ltd., as administrative agent, and one or more lenders party thereto. The KCM 364-Day Revolving Credit Facility replaced the prior 364-day revolving credit facility, dated as of April 2,
2025, between the KCM Borrowers and the administrative agent, and one or more lenders party to the prior facility, which was terminated according to its terms on March 27, 2026. The KCM 364-Day Revolving Credit Facility provides for revolving borrowings up to $750 million, expires on March 26, 2027, and ranks pari passu with the existing $750 million 5-year revolving credit facility provided by them for KKR's capital markets business (the "KCM Five-Year Revolving Credit Facility"). If a
borrowing is made under the KCM 364-Day Revolving Credit Agreement, the interest rate will vary depending on the type of drawdown requested. As with the KCM Five-Year Revolving Credit Facility, borrowings under the KCM 364-Day Revolving
Credit Facility may only be used for KKR’s capital markets business. This facility’s only obligors are entities involved in KKR’s capital markets business, and its liabilities are non-recourse to other parts of KKR’s business. The KCM 364-Day Revolving
Credit Facility contains customary representations and warranties, events of default, and affirmative and negative covenants, including a financial covenant providing for a maximum debt to equity ratio for the KCM Borrowers, which are substantially similar to those found in the KCM Five-Year Revolving Credit Facility. The KCM Borrowers' obligations under the KCM 364-Day
Revolving Credit Facility are secured by certain assets of the KCM Borrowers, including a pledge of equity interests of certain subsidiaries of the KCM Borrowers.
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
any other KKR entity. CFEs also may have warehouse facilities with banks to provide liquidity to the CFE. The CFE's debt obligations are non-recourse to KKR beyond the assets of the CFE.
As of March 31, 2026, other debt obligations consisted of the following:

	Financing Available	Principal	Carrying Value(1)	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other	$6,205,167	$9,978,726	$9,954,423	$9,926,657	5.2%	4.8
Debt Obligations of Consolidated CFEs	—	31,021,562	30,012,515	30,012,515	(2)	10.6
	$6,205,167	$41,000,288	$39,966,938	$39,939,172
(1)Includes borrowings collateralized by fund investments, fund co-investments, and other assets held by levered investment vehicles of $3.4 billion.

(2)The senior notes of the consolidated CFEs had a weighted average interest rate of 4.9%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle.
Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one
CLO vehicle may not be used to satisfy the liabilities of another. As of March 31, 2026, the fair value of the consolidated CLO assets was $34.0 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.
Global Atlantic's debt obligations consisted of the following:

	March 31, 2026				December 31, 2025
By remaining maturity at period end date	Financing Available	Principal	Carrying Value(1)	Fair Value(2)	Financing Available	Principal	Carrying Value(1)	Fair Value(2)
Revolving Credit Facilities:
Under 1 Year	$3,000,000	$—	$—	$—	$—	$—	$—	$—
1-5 Years	1,000,000	—	—	—	1,000,000	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	4,000,000	—	—	—	1,000,000	—	—	—
Senior Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	500,000	476,543	483,900	—	500,000	478,361	492,650
After 5 Years	—	2,050,000	1,936,741	1,967,200	—	2,050,000	1,944,982	2,098,205
Subtotal	—	2,550,000	2,413,284	2,451,100	—	2,550,000	2,423,343	2,590,855
Subordinated Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,223,741	1,192,550	1,167,403	—	1,223,741	1,199,664	1,249,395
Subtotal	—	1,223,741	1,192,550	1,167,403	—	1,223,741	1,199,664	1,249,395

Debt Obligations of Consolidated Special Purpose Vehicles(3)	132,600	207,400	207,400	206,944	142,600	197,400	197,400	197,400
Total	$4,132,600	$3,981,141	$3,813,234	$3,825,447	$1,142,600	$3,971,141	$3,820,407	$4,037,650
(1)Carrying value of debt as of March 31, 2026 and December 31, 2025, includes purchase accounting adjustments of $25.2 million and $26.9 million, respectively, net debt issuance costs of $(53.9) million and $(54.2) million, respectively, and cumulative fair value loss on hedged debt obligations of
$(139.1) million and $(123.5) million, respectively. The amortization of the purchase accounting adjustments was $1.8 million  for both the three months ended March 31, 2026 and 2025, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)These debt obligations primarily include debt obligations of consolidated co-investment vehicles that are not guaranteed by KKR or Global Atlantic.
(4)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	March 31, 2026	December 31, 2025
Senior Notes	5.67%	5.67%
Subordinated Notes	7.54%	7.54%
Global Atlantic Insurance Operating Company Revolving Credit Facility
On January 16, 2026, Global Atlantic Limited (Delaware) and GA FinCo (together, the “GA Guarantors”) and certain direct and indirect insurance company subsidiaries of the Guarantors (such insurance company subsidiaries, the “GA OpCo
Borrowers”, and together with the Guarantors, the “GA OpCo Credit Parties”) entered into a credit agreement (the “GA OpCo
Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent (the “GA Administrative Agent”) and other lenders from time to time party thereto.
The GA OpCo Credit Agreement provides the GA OpCo Borrowers with an unsecured revolving credit facility (the “GA
OpCo Credit Facility”) in an aggregate principal amount of $3.0 billion as of January 16, 2026, with the option to request an increase in the facility amount of up to an additional $500 million, for an aggregate principal amount of $3.5 billion, subject to certain conditions, including obtaining new or increased commitments from new or existing lenders. The GA OpCo Credit
Facility is a 364-day facility, scheduled to mature on January 15, 2027, which may from time to time be extended for additional 364-day periods at the GA OpCo Borrowers’ option, subject to the consent of the applicable lenders, and the GA
OpCo Borrowers may prepay, terminate or reduce the commitments under the GA OpCo Credit Facility at any time without penalty. Borrowings under the GA OpCo Credit Facility are available for general corporate purposes including working capital.
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
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of March 31, 2026. KKR (including Global
Atlantic) was in compliance with such debt covenants in all material respects as of March 31, 2026.
17. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Policyholders’ Account Balances	$150,983,022	$151,484,861
Liability for Future Policy Benefits	30,459,122	30,646,223
Additional Liability for Annuitization, Death, or Other Insurance Benefits	8,018,347	7,923,814
Market Risk Benefit Liability	1,403,740	1,349,774
Other Policy-Related Liabilities(1)	13,862,886	14,154,055
Total Policy Liabilities	$204,727,117	$205,558,727
(1)Other policy-related liabilities as of March 31, 2026 and December 31, 2025 primarily consist of embedded derivatives associated with contractholder deposit funds ($7.5 billion and $7.8 billion, respectively), cost-of-reinsurance liabilities ($3.1 billion and $3.1 billion, respectively), policy liabilities accounted under a fair value option ($1.1 billion and $1.1 billion, respectively), negative VOBA ($660.0 million and $678.4 million, respectively) and outstanding claims ($386.7 million and $355.8 million, respectively).
Policyholders’ Account Balances
The following reflects the policyholders’ account balances roll-forward for the three months ended March 31, 2026 and
2025, and the policyholders’ account balances weighted average interest rates, net amount at risk, and cash surrender value as of those dates:

	Three Months Ended March 31, 2026
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Funding Agreements	Other(1)	Total
Balance as of Beginning of Period	$68,826,670	$37,019,262	$21,470,282	$12,245,120	$11,923,527	$151,484,861
Issuances and Premiums Received	1,279,724	1,134,727	265,281	2,728,912	149,934	5,558,578
Benefit Payments, Surrenders, and Withdrawals	(2,363,332)	(1,337,770)	(381,203)	(2,763,795)	(326,550)	(7,172,650)
Interest(2)	747,303	277,265	176,307	118,495	106,891	1,426,261
Other Activity(3)	(70,880)	3,593	(221,687)	(44,160)	19,106	(314,028)
Balance as of End of Period	$68,419,485	$37,097,077	$21,308,980	$12,284,572	$11,872,908	$150,983,022
Less: Reinsurance Recoverable	(13,233,459)	(3,126,963)	(7,252,477)	(1,501,414)	(4,936,706)	(30,051,019)
Balance as of End of Period, Net of Reinsurance Recoverable	$55,186,026	$33,970,114	$14,056,503	$10,783,158	$6,936,202	$120,932,003

Average Interest Rate	4.48%	2.99%	3.30%	4.35%	4.19%	3.90%
Net Amount at Risk, Gross of Reinsurance(4)	$—	$—	$103,339	$—	$1,148	$104,487
Cash Surrender Value(5)	$52,279	$38,926	$13,577	$—	$4,264	$109,046
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
account balances include discounts and premiums on assumed business which are not reflected in account values.

	As of March 31, 2026
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 Above Guaranteed Minimum	50 - 99 Above Guaranteed Minimum	100 - 150 Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$2,579,177	$286,293	$359,264	$171,528	$31,018,480	$34,414,742
1.00% - 1.99%	1,244,968	477,299	598,682	1,647,501	13,726,657	17,695,107
2.00% - 2.99%	1,008,567	27,957	24,934	101,744	6,416,716	7,579,918
3.00% - 4.00%	9,936,898	1,060,108	457,625	1,241,916	3,034,034	15,730,581
Greater Than 4.00%	12,816,637	1,059,445	59,160	6,164	—	13,941,406
Total	$27,586,247	$2,911,102	$1,499,665	$3,168,853	$54,195,887	$89,361,754
Percentage of Total	31%	3%	2%	4%	61%	100%

	As of December 31, 2025
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 Above Guaranteed Minimum	50 - 99 Above Guaranteed Minimum	100 - 150 Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$2,618,469	$350,774	$374,482	$268,868	$31,782,842	$35,395,435
1.00% - 1.99%	1,204,519	501,431	644,453	1,741,122	13,613,777	17,705,302
2.00% - 2.99%	912,743	28,775	22,015	98,832	5,944,539	7,006,904
3.00% - 4.00%	10,145,728	1,075,097	477,338	1,284,925	3,016,279	15,999,367
Greater Than 4.00%	12,506,347	1,304,767	60,701	6,237	—	13,878,052
Total	$27,387,806	$3,260,844	$1,578,989	$3,399,984	$54,357,437	$89,985,060
Percentage of Total	30%	4%	2%	4%	60%	100%
Liability for Future Policy Benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026			March 31, 2025
	Payout Annuities(1)	Other(2)	Total	Payout Annuities(1)	Other(2)	Total
Present Value of Expected Net Premiums
Balance as of Beginning of Period	$—	$(1,578,571)	$(1,578,571)	$—	$(1,399,211)	$(1,399,211)
	—	—	—	—	—	—
Balance at Original Discount Rate	$—	$(1,584,545)	$(1,584,545)	$—	$(1,444,663)	$(1,444,663)
Effect of Actual Variances from Expected Experience	—	20,771	20,771	—	(109,616)	(109,616)
Adjusted Beginning of Period Balance	—	(1,563,774)	(1,563,774)	—	(1,554,279)	(1,554,279)
Issuances	—	(64,593)	(64,593)	—	(102,447)	(102,447)
Interest	—	(17,342)	(17,342)	—	(18,016)	(18,016)
Net Premiums Collected	—	77,413	77,413	—	110,259	110,259
Ending Balance at Original Discount Rate	—	(1,568,296)	(1,568,296)	—	(1,564,483)	(1,564,483)
Effect of Changes in Discount Rate Assumptions	—	23,649	23,649	—	29,331	29,331
Balance as of End of Period	$—	$(1,544,647)	$(1,544,647)	$—	$(1,535,152)	$(1,535,152)

Present Value of Expected Future Policy Benefits
Balance as of Beginning of Period	$22,763,350	$9,461,444	$32,224,794	$19,067,478	$9,126,824	$28,194,302

Balance at Original Discount Rate	$25,126,080	$9,466,765	$34,592,845	$22,116,114	$9,336,911	$31,453,025
Effect of Actual Variances from Expected Experience	(3,269)	(5,652)	(8,921)	(2,134)	(31,840)	(33,974)
Adjusted Beginning of Period Balance	25,122,811	9,461,113	34,583,924	22,113,980	9,305,071	31,419,051
Issuances	585,710	122,074	707,784	358,867	102,441	461,308
Interest	226,886	115,445	342,331	181,347	113,670	295,017
Benefit Payments	(551,199)	(244,436)	(795,635)	(487,937)	(221,448)	(709,385)
Ending Balance at Original Discount Rate	25,384,208	9,454,196	34,838,404	22,166,257	9,299,734	31,465,991
Effect of Changes in Discount Rate Assumptions	(2,694,793)	(139,842)	(2,834,635)	(2,788,409)	(114,577)	(2,902,986)
Balance as of End of Period	22,689,415	9,314,354	32,003,769	19,377,848	9,185,157	28,563,005
Net Liability for Future Policy Benefits	22,689,415	7,769,707	30,459,122	19,377,848	7,650,005	27,027,853
Less: Reinsurance Recoverable(3)	(10,165,572)	(6,086,043)	(16,251,615)	(9,626,116)	(6,124,651)	(15,750,767)
Net Liability for Future Policy Benefits, Net of Reinsurance Recoverables	$12,523,843	$1,683,664	$14,207,507	$9,751,732	$1,525,354	$11,277,086

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
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of
$(190.3) million and $155.8 million for the three months ended March 31, 2026 and 2025, respectively.
The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Gross Premiums
	Three Months Ended March 31,
	2026	2025
Payout Annuities	$613,091	$395,010
Other	237,073	191,588
Total Products	$850,164	$586,598
The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	4.27%	5.25%
Weighted-Average Interest Rates, Current Discount Rate	5.40%	5.33%
Weighted-Average Liability Duration (Years, Current Rates)	8.30	8.90

	As of December 31, 2025
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	4.22%	5.25%
Weighted-Average Interest Rates, Current Discount Rate	5.19%	5.11%
Weighted-Average Liability Duration (Years, Current Rates)	8.30	9.10
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$39,535,575	$16,271,108
Expected Future Benefit Payments, Discounted (Original Discount Rate)	25,384,208	9,454,196
Expected Future Benefit Payments, Discounted (Current Discount Rate)	22,689,415	9,314,354
Expected Future Gross Premiums, Undiscounted	—	2,240,768
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,770,677
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,759,638

	As of December 31, 2025
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$38,989,687	$16,462,284
Expected Future Benefit Payments, Discounted (Original Discount Rate)	25,126,080	9,466,765
Expected Future Benefit Payments, Discounted (Current Discount Rate)	22,763,350	9,461,444

Expected Future Gross Premiums, Undiscounted	—	2,387,698
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,891,414
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,880,446

For the three months ended March 31, 2026 and 2025, Global Atlantic recognized $259.2 million and $(184.1) million in other comprehensive income (loss) (gross of the impact of reinsurance), respectively, due to changes in the future policy benefits estimate from updating discount rates. During the three months ended March 31, 2026 and 2025, there were no changes to the methods used to determine the discount rates.
Additional Liability for Annuitization, Death, or Other Insurance Benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Balance as of Beginning of Period	$8,005,182	$7,630,210
Effect of Changes in Experience	(20,125)	(64,780)
Adjusted Balance as of Beginning of Period	7,985,057	7,565,430
Issuances	5,925	5,281
Assessments	177,094	174,472
Benefits Paid	(152,285)	(140,622)
Interest	65,705	62,565
Balance as of End of Period	8,081,496	7,667,126
Less: Impact of Unrealized Investment Gains and Losses	63,149	74,168
Less: Reinsurance Recoverable, End of Period	1,793,303	1,628,652
Balance, End of Period, Net of Reinsurance Recoverable and Impact of Unrealized Investment Gains and Losses	$6,225,044	$5,964,306
The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Gross Assessments
	Three Months Ended March 31,
	2026	2025
Total Amount Recognized Within Revenue in the Consolidated Statements of Operations	$174,241	$138,673
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Weighted-Average Interest, Current Discount Rate	3.30%	3.30%
Weighted-Average Liability Duration (Years)	24.00	24.79

Market Risk Benefits
The following table presents the balances of, and changes in, market risk benefits:

	Three Months Ended
	March 31, 2026			March 31, 2025
	Fixed- Indexed Annuity	Variable- and Other Annuities	Total	Fixed- Indexed Annuity	Variable- and Other Annuities	Total
Balance as of Beginning of Period	$1,140,823	$207,954	$1,348,777	$815,981	$183,936	$999,917

Balance as of Beginning of Period, Before Impact of Changes in Instrument-Specific Credit Risk	$1,009,066	$169,131	$1,178,197	$716,544	$150,107	$866,651
Issuances	25,825	14	25,839	19,202	24	19,226
Interest	11,635	2,055	13,690	9,422	1,913	11,335
Attributed Fees Collected	29,578	21,414	50,992	25,156	22,031	47,187
Benefit Payments	(2,330)	(2,117)	(4,447)	(2,013)	(1,870)	(3,883)
Effect of Changes in Interest Rates	(17,622)	(2,404)	(20,026)	53,738	27,374	81,112
Effect of Changes in Equity Markets	10,362	13,404	23,766	3,588	12,991	16,579
Effect of Actual Experience Different from Assumptions	6,403	(151)	6,252	9,075	(2,513)	6,562
Effect of Changes in Other Future Expected Assumptions	—	—	—	43,854	—	43,854
Balance as of End of Period Before Impact of Changes in Instrument-Specific Credit Risk	1,072,917	201,346	1,274,263	878,566	210,057	1,088,623
Effect of Changes in Instrument-Specific Credit Risk	96,409	32,080	128,489	86,708	30,893	117,601
Balance as of End of Period	1,169,326	233,426	1,402,752	965,274	240,950	1,206,224
Less: Reinsurance Recoverable as of the End of the Period	(9,577)	(10,623)	(20,200)	—	(11,948)	(11,948)
Balance as of End of Period, Net of Reinsurance Recoverable	$1,159,749	$222,803	$1,382,552	$965,274	$229,002	$1,194,276

Net Amount at Risk	$5,558,310	$1,343,228	$6,901,538	$4,817,122	$1,369,449	$6,186,571
Weighted-average Attained Age of Contract holders (Years)	72	71	72	71	70	71
The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of March 31,
2026 and December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
	Asset	Liability	Net	Asset	Liability	Net
Fixed-Indexed Annuities	$464	$1,169,790	$(1,169,326)	$756	$1,141,579	$(1,140,823)
Variable- and Other Annuities	524	233,950	(233,426)	241	208,195	(207,954)
Total	$988	$1,403,740	$(1,402,752)	$997	$1,349,774	$(1,348,777)
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
The following table presents the balances of and changes in separate account liabilities:

	Three Months Ended
	March 31, 2026			March 31, 2025
	Variable Annuities	Interest- Sensitive Life	Total	Variable Annuities	Interest- Sensitive Life	Total
Balance as of Beginning of Period	$3,214,498	$626,905	$3,841,403	$3,400,617	$580,443	$3,981,060
Premiums and Deposits	5,553	2,884	8,437	7,286	2,940	10,226
Surrenders, Withdrawals and Benefit Payments	(125,460)	(16,165)	(141,625)	(135,422)	(4,292)	(139,714)
Investment Performance	(72,180)	(14,985)	(87,165)	(62,381)	(14,019)	(76,400)
Other	(23,059)	(12,719)	(35,778)	(26,218)	(10,290)	(36,508)
Balance as of End of Period	$2,999,352	$585,920	$3,585,272	$3,183,882	$554,782	$3,738,664

Cash Surrender Value as of End of Period(1)	$2,999,352	$585,920	$3,585,272	$3,183,882	$554,782	$3,738,664
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.
The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	March 31, 2026	December 31, 2025
Asset Type:
Managed Volatility Equity/Fixed Income Blended Fund	$1,638,250	$1,757,775
Equity	1,610,792	1,742,429
Fixed Income	134,622	140,134
Money Market	201,567	201,027
Alternative	41	38
Total Assets Supporting Separate Account Liabilities	$3,585,272	$3,841,403
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
For the three months ended March 31, 2026 and 2025, the effective tax rates for KKR & Co. Inc. were 40.0% and 11.2%, respectively. The effective tax rate differs from the 21% U.S. federal income tax rate for the three months ended March 31,
2026 and 2025 primarily due to the portion of the reported net income (loss) before taxes not being attributable to KKR but rather being attributable to (i) third-party limited partner interests in consolidated investment funds which are not subject to taxes that are payable by KKR & Co. Inc. and its subsidiaries and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc.

Each reporting period, KKR assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize existing deferred tax assets. Global Atlantic’s deferred tax assets are believed to be more likely than not to be realized and therefore, no valuation allowance is needed. It is reasonably possible that prolonged market volatility may negatively affect Global Atlantic's operating results and its ability to realize its tax planning strategies and may warrant the establishment of a valuation allowance on a portion of its deferred tax assets within the next
12 months.
19. EQUITY-BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation in connection with KKR equity incentive awards for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025
Asset Management(1)	$153,753	$162,876
Insurance	26,360	20,692
Total	$180,113	$183,568
(1)For the three months ended March 31, 2026, KKR recorded acquisition-related stock consideration of $3.0 million.
KKR Equity Incentive Awards
Under KKR's equity incentive plan, KKR is permitted to grant equity awards representing ownership interests in
KKR & Co. Inc. common stock. On March 29, 2019, the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the
"2019 Equity Incentive Plan") became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan, and the 2019 Equity
Incentive Plan became KKR's only plan for providing new equity awards by KKR & Co. Inc. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of March 31, 2026, 57,196,800 shares may be issued under the 2019 Equity Incentive Plan. KKR has also issued equity grants in the form of restricted holdings units through KKR Holdings III L.P. ("KKR Holdings III"), which are not issued under the 2019 Equity Incentive Plan and are currently held by certain current and former KKR employees. Equity awards granted generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions, including those described below.
In April 2026, the Company granted equity incentive awards under the 2019 Equity Incentive Plan representing approximately 29 million shares of common stock, which awards are subject to market price and cliff service vesting conditions based on average prices of common stock ranging from $150 to $250 and the recipient’s continued service through
May 1, 2031, subject to certain exceptions (including if the market price conditions are satisfied between May 1, 2031 and
May 1, 2033 with continued service through such date). In April 2026, the Company also granted equity incentive awards under the 2019 Equity Incentive Plan representing approximately 2 million shares of common stock, which are subject to time-based vesting conditions based on the recipient’s continued service for five years, subject to certain exceptions. Both sets of equity awards have transfer restrictions ranging from 1 to 5 years following vesting.
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
As of March 31, 2026, there was approximately $697 million of total estimated unrecognized expense related to unvested
Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of
2.2 years.
A summary of the status of unvested Service-Vesting Awards from January 1, 2026, through March 31, 2026, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2026	16,143,785	$73.25
Granted	83,103	123.65
Vested	(508,015)	60.05
Forfeitures	(176,560)	81.11
Balance, March 31, 2026	15,542,313	$73.86
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
As of March 31, 2026, there was approximately $307 million of total estimated unrecognized expense related to these unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 1.4 years.

A summary of the status of unvested Market Condition Awards from January 1, 2026, through March 31, 2026, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2026	37,325,261	$31.05
Granted	—	—
Vested	(945,793)	58.64
Forfeitures	(228,373)	58.07
Balance, March 31, 2026	36,151,095	$30.16
As of March 31, 2026, all of the Market Condition awards have met their market price based vesting condition. These
Market Condition awards remain unvested until their service conditions (as described above) are satisfied.
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
As of March 31, 2026, there was approximately $109 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from April 1, 2026 to December 31, 2026. As of
March 31, 2026, all Co-CEO Awards have met their market price based vesting condition. The Co-CEO Awards remain unvested until their service conditions (as described above) are satisfied.

20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	March 31, 2026	December 31, 2025
Amounts Due From Unconsolidated Investment Funds	$2,303,417	$1,954,509
Amounts Due From Portfolio Companies	399,986	353,192
Due From Affiliates	$2,703,403	$2,307,701
Due to Affiliates consists of:

	March 31, 2026	December 31, 2025
Amounts Due to Current and Former Employees Under the Tax Receivable Agreement	$335,122	$359,261
Amounts Due to Unconsolidated Investment Funds	80,138	83,101
Due to Affiliates	$415,260	$442,362
21. SEGMENT REPORTING
KKR operates through three reportable segments which are presented below and reflect how its chief operating decision-
makers, who are the Co-Chief Executive Officers, allocate resources and assess performance:
•Asset Management – The asset management business offers a broad range of investment management services to investment funds, vehicles and accounts (including the Insurance and Strategic Holdings segments) and provides capital markets services to portfolio companies and third parties. This reportable segment also reflects how its business lines operate collaboratively with predominantly a single expense pool.
•Insurance – The insurance business is operated by Global Atlantic, which is a leading U.S. retirement and life insurance company that provides a broad suite of protection, legacy and savings products and reinsurance solutions to clients across individual and institutional markets. Global Atlantic primarily generates income by earning a spread between its investment income and the cost of policyholder benefits.
•Strategic Holdings – The strategic holdings business acquires and manages interests in operating companies that are owned by KKR. This segment primarily generates income from dividends from these businesses. Dividends are presented net of management fees paid to the Asset Management segment. If KKR were to sell a portion or all of a business reported in Strategic Holdings, the realized gain or loss would be presented as realized investment income, net of a performance fee paid to the Asset Management segment.
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

Inter-segment transactions are not eliminated from segment results when management considers those transactions in assessing the results of the respective segments. These transactions include (i) management fees earned by the Asset
Management segment as the investment adviser for Global Atlantic’s insurance companies, (ii) management and performance fees earned by the Asset Management segment from the Strategic Holdings segment, and (iii) interest income and expense based on lending arrangements where the Asset Management segment borrows from the Insurance segment. All these inter-
segment transactions are recorded by each segment based on the applicable governing agreements. Additionally, due to the integrated nature of our segment operations and as part of our strategic capital allocation decisions, inter-segment asset transfers have and may continue to occur. In these cases in segment reporting, the assets are transferred at their fair value, and no gain or loss is recognized at the time of transfer. Earnings are recognized upon realization events and transactions with third parties. Total Segment Earnings represents the total segment earnings of KKR’s Asset Management, Insurance, and
Strategic Holdings segments:
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
Effective beginning in the first quarter of 2026, the information regularly provided to KKR’s chief operating decision makers for the Insurance Segment was changed to reclassify certain operating expenses from “General, Administrative and
Other” to “Net Cost of Insurance.” Prior period segment information has been recast to conform to the current period presentation. This reclassification had no impact on Insurance Operating Earnings.
Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Three Months Ended March 31,
	2026	2025
Asset Management
Management Fees (1)(2)	$1,192,504	$917,334
Transaction and Monitoring Fees, Net	252,709	261,509
Fee Related Performance Revenues	23,762	21,277
Fee Related Compensation	(257,195)	(210,021)
Other Operating Expenses	(195,405)	(167,496)
Fee Related Earnings	1,016,375	822,603
Realized Performance Income	755,964	347,920
Realized Performance Income Compensation	(558,773)	(259,931)
Realized Investment Income (3)	121,901	217,957
Realized Investment Income Compensation	(18,285)	(32,694)
Asset Management Segment Earnings	$1,317,182	$1,095,855

Insurance
Net Investment Income (1) (4)	$1,900,612	$1,729,343
Net Cost of Insurance	(1,453,334)	(1,287,983)
General, Administrative and Other	(186,948)	(182,588)
Insurance Operating Earnings	$260,330	$258,772

Strategic Holdings
Dividends, Net (2)	$48,296	$31,486
Strategic Holdings Operating Earnings	48,296	31,486
Net Realized Investment Income(3)	—	—
Strategic Holdings Segment Earnings	$48,296	$31,486

Total Segment Earnings	$1,625,808	$1,386,113
(1)Includes intersegment management fees of $175.8 million and $159.7 million earned by the Asset Management segment from the Insurance segment for the  three months ended March 31, 2026 and 2025, respectively.
(2)Includes intersegment management fees of $10.9 million and $7.9 million earned by the Asset Management segment from the Strategic Holdings segment for the three months ended March 31, 2026 and 2025, respectively.
(3)Includes intersegment performance fees earned by the Asset Management segment from the Strategic Holdings segment. There were no performance fees earned for both the three months ended March 31, 2026 and 2025.
(4)Includes intersegment interest expense of $3.6 million and $4.9 million for the three months ended March 31, 2026 and 2025, respectively.

	As of March 31,
	2026	2025
Segment Assets:
Asset Management	$26,287,514	$27,725,447
Insurance	274,982,140	249,636,771
Strategic Holdings	11,554,452	9,134,771
Total Segment Assets	$312,824,106	$286,496,989

	Three Months Ended March 31,
Non-Cash Expenses Excluded from Segment Earnings	2026	2025
Equity Based Compensation
Asset Management	$153,753	$162,876
Insurance	26,360	20,692
Total Non-Cash Expenses	$180,113	$183,568

Reconciliations of Total Segment Amounts
The following tables reconcile Segment Revenues, Expenses, Earnings, and Assets to their equivalent GAAP measure:

	Three Months Ended March 31,
	2026	2025

Total GAAP Revenues	$4,317,983	$3,110,183
Impact of Consolidation and Other	175,262	258,214
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(841,853)	(1,159,105)
Realized Carried Interest	719,904	327,495
Realized Investment Income	121,901	217,957
Capstone Fees	(26,841)	(20,837)
Expense Reimbursements	(55,568)	(32,208)
Strategic Holdings Adjustments:
Realized Investment Income and Dividends	48,296	31,486
Insurance Adjustments:
Net Premiums	(561,970)	(323,364)
Policy Fees	(325,694)	(338,473)
Other Income	(65,257)	(55,488)
(Gains) Losses from Investments(1)	494,651	1,299,015
Non-Operating Changes in Policy Liabilities and Derivatives	294,934	211,951
Total Segment Revenues (2)	$4,295,748	$3,526,826
(1)Includes gains and losses on funds withheld receivables and payables embedded derivatives.
(2)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv)
Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income, and (vii) Dividends, Net.

	Three Months Ended March 31,
	2026	2025

Total GAAP Expenses	$3,870,135	$3,830,955
Impact of Consolidation and Other	(223,043)	(138,632)
Asset Management Adjustments:
Equity-based Compensation	(150,715)	(162,876)
Unrealized Carried Interest Compensation	(7,733)	(646,170)
Amortization of Intangibles	(3,168)	—
Transaction-related and Non-operating Items	(34,009)	(10,551)
Reimbursable Expenses	(55,568)	(32,208)
Capstone Expenses	(26,401)	(22,332)
Insurance Adjustments:
Net Premiums	(561,970)	(323,364)
Policy Fees	(325,694)	(338,473)
Other Income	(65,257)	(55,488)
Non-Operating Changes in Policy Liabilities	307,871	65,395
Equity-Based Compensation	(26,360)	(20,692)
Amortization of Intangibles	(14,187)	(4,699)
Transaction-Related and Non-Operating Items	(13,961)	(152)
Total Segment Expenses (1)	$2,669,940	$2,140,713
(1)Total Segment Expenses is comprised of (i) Fee Related Compensation, (ii) Realized Performance Income Compensation, (iii) Realized Investment Income
Compensation, (iv) Net Cost of Insurance, (v) General, Administrative and Other, and (vi) Other Operating Expenses.

	Three Months Ended March 31,
	2026	2025

Income (Loss) Before Tax (GAAP)	$462,890	$771,067
Impact of Consolidation and Other	58,809	(1,000,390)
Interest Expense, Net	83,011	74,509
Asset Management Adjustments:
Unrealized (Gains) Losses	177,131	379,337
Unrealized Carried Interest	(9,664)	(807,713)
Unrealized Carried Interest Compensation	7,733	646,170
Transaction-related and Non-operating Items(1)	34,009	10,551
Equity-based Compensation	68,396	78,277
Equity-based Compensation - Performance based	82,319	84,599
Amortization of Acquired Intangibles	3,168	—
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	120,613	(321,408)
Insurance Adjustments:
(Gains) Losses from Investments(2)	508,943	1,358,940
Non-Operating Changes in Policy Liabilities and Derivatives	(26,058)	86,631
Transaction-Related and Non-Operating Items(1)	13,961	152
Equity-Based Compensation	26,360	20,692
Amortization of Acquired Intangibles	14,187	4,699
Total Segment Earnings	$1,625,808	$1,386,113
(1)For the three months ended March 31, 2026, Transaction-related and Other Non-operating items includes (i) $30 million related to transaction-related costs and other corporate actions and (ii) $18 million of costs associated with certain integration, restructuring, and other non-operating expenses across our Asset Management and Insurance businesses.
(2)Includes gains and losses on funds withheld receivables and payables embedded derivatives.

	As of
	March 31, 2026	March 31, 2025
Total GAAP Assets	$412,084,513	$372,372,919
Impact of Consolidation and Reclassifications	(93,078,572)	(80,882,754)
Carry Pool Reclassifications	(6,181,835)	(4,993,176)
Total Segment Assets	$312,824,106	$286,496,989
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
Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards granted pursuant to our 2019 Equity Incentive Plan representing the right to receive common stock. KKR expects that the program will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity awards, respectively, and the program may be suspended, extended, modified or discontinued at any time. In March 2026, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically increase by an additional $500 million to the then remaining available amount (the “Share Repurchase Program Increase Threshold”). As of May 1, 2026, there was approximately $122 million remaining under the program. Any additional increases to the total available amount after the
Share Repurchase Program Increase Threshold is reached would require a separate approval by the Board of Directors of KKR
& Co. Inc. The repurchase program does not have an expiration date.
The following table presents the shares of KKR & Co. Inc. common stock that have been repurchased or equity awards retired under the repurchase program:

	Three Months Ended March 31,
	2026	2025
Shares of common stock repurchased	2,173,970	—
Equity awards for common stock retired	578	4,232
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
(iii)certain current and former employees who hold exchangeable securities; and
(iv)third-party investors in certain of Global Atlantic's consolidated entities.
The following table presents the balances of, and changes in, Noncontrolling Interests:

	Three Months Ended March 31,
	2026	2025
Balance at the beginning of the period	$48,019,108	$36,747,947
Net Income (Loss) Attributable to Noncontrolling Interests	(126,741)	861,928
Other Comprehensive Income (Loss), net of tax	29,584	5,999
Equity-Based Compensation (Non-Cash Contribution)	96,068	101,581
Change in KKR & Co. Inc.'s Ownership Interest	(61,704)	(127,610)
Capital Contributions	1,177,971	833,644
Capital Distributions	(1,619,686)	(988,003)
Changes in Consolidation	—	2,129,979
Balance at the end of the period	$47,514,600	$39,565,465
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
The following table presents the balances of, and changes in, Redeemable Noncontrolling Interests:

	Three Months Ended March 31,
	2026	2025
Balance at the beginning of the period	$2,710,242	$1,585,177
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(983)	8,494
Capital Contributions	87,195	335,513
Capital Distributions	(61,013)	(7,704)
Impact of Acquisition – Altavair (See Note 14)	60,053	—
Balance at the end of the period	$2,795,494	$1,921,480

24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of March 31, 2026, KKR had unfunded commitments consisting of $9.1 billion to its investment funds and vehicles.
These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of March 31, 2026, these capital markets commitments amounted to $0.6 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of March 31, 2026, have been reduced to reflect the amount expected to be funded by such third parties. As of March 31, 2026, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $5.0 billion.
Global Atlantic has commitments to purchase or fund investments of $6.2 billion as of March 31, 2026. These commitments include those related to mortgage loans, other lending facilities, and real assets. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $28.1 million for current expected credit losses as of March 31, 2026.
In addition, Global Atlantic has entered into agreements to purchase loans. Global Atlantic's obligations under these agreements are subject to change, curtailment, and cancellation based on various provisions including repricing mechanics, due diligence reviews, and performance or pool quality, among other factors.
Global Atlantic has certain contingent funding obligations related to development-stage renewable energy projects in the amount of $322.2 million as of March 31, 2026, with expiration dates occurring between March 2027 and September 2027.
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
As of March 31, 2026, approximately $195 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying investment funds were liquidated at their March 31, 2026 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $90 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of March 31, 2026, Associates Holdings had access to cash reserves sufficient to reimburse the full $90 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, a possibility that management views to be remote, the clawback obligation would have been approximately $5.4 billion as of March 31, 2026.
KKR will acquire control of Associates Holdings when KKR acquires its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 "Organization"), which will occur not later than December 31,
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
Indemnifications and Other Guarantees
KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. KKR and certain of KKR's investment funds have provided and provide certain credit support, such as indemnities and guarantees, relating to a variety of matters, including non-recourse carve-out guarantees for fraud, willful misconduct and other wrongful acts in connection with the financing of (i) certain real estate investments that we have made, including KKR's corporate real estate, and (ii)
certain investment vehicles that KKR manages or sponsors.
KKR also has provided, and provides, credit support in connection with its businesses, including:
i.to certain of its subsidiaries' obligations in connection with a limited number of investment vehicles that KKR manages,
ii.in connection with repayment and funding obligations to third-party lenders on behalf of certain employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and a levered multi-asset investment vehicle,
iii.the obligations of our subsidiaries' funding obligations to our investment vehicles, and
iv.certain of our investment vehicles to fund or otherwise be liable for a portion of their investment losses and/or to provide them with liquidity upon certain termination events.
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
In addition, the Global Atlantic business was formerly owned by The Goldman Sachs Group, Inc. (together with its subsidiaries, "Goldman Sachs"). In connection with the separation of Global Atlantic from Goldman Sachs in 2013, Global
Atlantic entered into a tax benefit payment agreement with Goldman Sachs. Under the tax benefit payment agreement,
Global Atlantic (Fin) Company ("GA FinCo"), a Delaware corporation and wholly-owned indirect subsidiary of TGAFG, the holding company for the Global Atlantic business, is obligated to make annual payments out of available cash, guaranteed by
Global Atlantic Financial Group Limited, to Goldman Sachs over an approximately 25-year period. As of March 31, 2026, the present value of the remaining amount to be paid is $44.5 million. Although these payments are subordinated and deferrable, deferral of these payments would result in restrictions on distributions by GA FinCo and Global Atlantic Financial Group
Limited.
Unless otherwise stated above, KKR's maximum exposure under the arrangements described under this section “—
Indemnifications and Other Guarantees” are currently unknown as there are no stated or notional amounts included in these arrangements and KKR's liabilities for these matters would require a claim to be made against KKR in the future.
Legal Proceedings
From time to time, KKR is involved in various legal proceedings, requests for information, lawsuits, arbitration, and claims incidental to the conduct of KKR's businesses. KKR's businesses are also subject to extensive regulation, which may result in regulatory or other legal proceedings against them. Moreover, in the ordinary course of business, KKR is and can be the defendant or the plaintiff in numerous lawsuits with respect to acquisitions, bankruptcy, insolvency and other events. Such lawsuits may involve claims, or may be resolved on terms, that adversely affect the value of certain investments owned by
KKR's funds and Global Atlantic's insurance companies.
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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $4.7 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively, and are included in insurance expenses in the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the total capacity of the financing arrangements with third parties was $2.6 billion and $2.6 billion, respectively.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both March 31, 2026 and December 31, 2025.
25. SUBSEQUENT EVENTS
Dividends
A dividend of $0.195 per share of common stock of KKR & Co. Inc. has been declared and was announced on May 5, 2026.
This dividend will be paid on May 29, 2026 to common stockholders of record as of the close of business on May 15, 2026.
A dividend of $0.78125 per share of Series D Mandatory Convertible Preferred Stock has been declared and was announced on May 5, 2026 and set aside for payment. This dividend will be paid on June 1, 2026 to holders of record of Series
D Mandatory Convertible Preferred Stock as of the close of business on May 15, 2026.
Strategic acquisition of Arctos
On May 4, 2026, KKR closed the acquisition of Arctos Partners, LP (“Arctos”), an investment firm that provides strategic growth capital and liquidity solutions to sports franchises and to private investment fund sponsors, on terms consistent with those previously disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. Inc., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report, including the audited consolidated financial statements and the related notes and
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Business” section contained therein. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under "Cautionary Note Regarding Forward-looking Statements" and "Business
Environment" in this report and our Annual Report and "Risk Factors" in our Annual Report, and our other filings with the SEC.
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
Founded in 1976, KKR pioneered the leveraged buyout strategy and has been a leader of the private equity industry for five decades. Since the inception of our firm, we have expanded our investment strategies and product offerings from traditional private equity to other alternative asset classes such as leveraged credit, alternative credit, infrastructure, real estate, energy, growth equity, and core private equity. Over the same period, we scaled from being a U.S.-focused firm to a global operation with 35 offices around the world as of March 31, 2026. Our business further expanded with the acquisition of
Global Atlantic in 2021, which today conducts our insurance business providing retirement and life insurance solutions. As of
March 31, 2026, we managed $758 billion of assets under management, of which $220 billion comes from Global Atlantic.
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
Our Assets Under Management have grown and diversified in the last 15 years across Private Equity, Real Assets, and
Credit and Liquid Strategies as illustrated on the following chart. KKR has evolved from a relatively US-centric and traditional private equity firm to a global alternative asset manager. As of December 31, 2010, our traditional Private Equity strategy represented over 70% of our total AUM. As of March 31, 2026, traditional Private Equity was less than 25% of our total AUM.
Assets Under Management ($ in billions):

$62
$60
$83
$100
$107
$120
$130
$168
$195
$218
$252
$471
$504
$553
$638
$744
$758
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
Q1'26

Liquid Strategies
Alternative Credit
Credit and Liquid
Strategies(1)
$329
+18%
CAGR
Leveraged Credit
Real Estate
Real Assets(2)
$198
Infrastructure &
Energy
Growth Equity
Core Private Equity
Private Equity
$231
Traditional Private
Equity
(1)As of March 31, 2026, Alternative Credit AUM includes $92 billion of asset-based finance, $49 billion of corporate private credit (including $39 billion of direct lending) and $8 billion of strategic investments.
(2)Real estate credit lends across the risk return spectrum of investments secured by or relating to real property, including senior mortgage loans, mezzanine loans and mortgage-backed securities in North America and Europe. As of March 31, 2026, real estate credit AUM totals $44 billion. Real estate equity seeks core, core+ and opportunistic real estate investment opportunities by geography: North America, Europe and Asia Pacific. As of March 31, 2026,
real estate equity AUM totals $40 billion. This includes $12 billion from the management of two publicly listed Japanese REITs through our subsidiary,
KJRM.
(3)The K-Series suite of vehicles are offered through various distribution channels to investors in the U.S. and other jurisdictions around the world. We have
K-Series vehicles that operate or invest in private equity companies, infrastructure assets, credit investments, and real estate. As of March 31, 2026, total
K-Series AUM was $38 billion, which has grown significantly over the past three years.
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
Global Atlantic primarily generates income by earning a spread between the investment income generated from originated assets and the required cost of benefits payable to policyholders. Global Atlantic also earns fees paid by policyholders on certain types of insurance contracts and fees paid by third-party investors, which are reported in our asset management segment.  As of March 31, 2026, Global Atlantic serves over 3.5 million policyholders.
The following table represents Global Atlantic’s new business volumes by business and product for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
($ in millions)		2025	2026
Individual Channel (1):
Retirement Products		$3,492	$1,591
Preneed Life		257	301

Institutional Channel(2)(3)		$3,664	$1,893
(1)New business volumes in individual markets are referred to as sales. In Global Atlantic's individual market channel, sales of annuities include all money paid into new and existing contracts. Individual market channel sales for preneed life are based on the face amount of insurance and do not include the recurring premiums that policyholders may pay over time.
(2)Block reinsurance transactions may be episodic and volumes may fluctuate. Similarly, funding agreements issued in the FABN program are subject to capital markets conditions and volumes may fluctuate. Flow and pension risk transfer new business volumes typically occur throughout the year. See “—
Risks Related to Our Business—Parts of our earnings and cash flow are highly variable due to the nature of our business” in our Annual Report.
(3)New business volumes from Global Atlantic’s institutional market channel are based on the assets assumed, net of any ceding commission, and are gross of any retrocessions to investment vehicles that participate in qualifying reinsurance transactions sourced by Global Atlantic and to other third party reinsurers.
Strategic Holdings
Our Strategic Holdings segment, which we started reporting in the first quarter of 2024, acquires and manages interests in operating companies that are owned by the firm. Today, those companies primarily consist of our participation in our core private equity strategy. We have acquired, and in the future we expect to continue to acquire, other long-term assets outside of, and in addition to, our participation in our core private equity strategy. Strategic Holdings is not limited to acquiring companies in specific industries. We intend to hold the companies in our Strategic Holdings segment over a longer period of time, and we believe most of these companies generally have a lower risk profile than would be typical for an investment through our traditional private equity strategy. We currently expect our Strategic Holdings segment primarily to generate income from the receipt of dividends from our ownership stakes in these businesses and, upon the sale of any ownership stake, realized investment income from such sale. As of March 31, 2026, our Strategic Holdings segment consisted of our ownership stakes in 19 companies.
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

Based on information made available to management as of March 31, 2026, the following represents KKR’s pro-rata portion of LTM Adjusted EBITDA(1) of operating companies in Strategic Holdings as of December 31, 2025:

By Geography	By Industry
Based on information made available to management as of March 31, 2026, the following represents KKR’s pro-rata portion of LTM Adjusted Revenue(1) and LTM Adjusted EBITDA(1) of operating companies in Strategic Holdings as of December
31, 2025:

Adjusted Revenue(1)	Adjusted EBITDA(1)
$4.5 billion	$1.1 billion
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
The United States, during the three months ended March 31, 2026, continued to experience economic growth in tandem with inflation in excess of the U.S. Federal Reserve Board’s 2.0% target rate. During the three months ended March 31, 2026, the U.S. Federal Reserve Board left the federal funds rate unchanged.
Real gross domestic product (“GDP”) growth in the Eurozone during the three months ended March 31, 2026 was moderately positive. In Europe during the three months ended March 31, 2026, the European Central Bank maintained interest rates at the same level as for the quarter ended December 31, 2025, leaving the deposit rate unchanged at 2.0% as
Eurozone core inflation remained slightly above the European Central Bank’s 2% inflation target.
In Asia, Japan’s economy experienced moderate growth in the first quarter of 2026, supported by resilient exports and consumer spending. The Bank of Japan left interest rates flat during the three months ended March 31, 2026, leaving its policy rate at 0.75%. In China, the economy grew during the three months ended March 31, 2026, driven largely by strong exports and industrial production, but continued to face headwinds, including weak domestic demand and ongoing contraction in the property sector.

Several key economic indicators in the United States and in other countries and regions in which we operate include:
•GDP. In the United States, real GDP expanded at an annualized rate of 2.0% for the three months ended March 31,
2026, compared to an annualized expansion of 0.5% for the three months ended December 31, 2025. Eurozone real
GDP expanded at an annualized rate of 0.8% for the three months ended March 31, 2026, consistent with the 0.8%
annualized expansion for the three months ended December 31, 2025. In Japan, real GDP is expected to expand by
1.2% for the three months ended March 31, 2026, down from a 1.3% annualized expansion for the three months ended December 31, 2025. Real GDP in China expanded at a 5.2% annualized rate for the three months ended March
31, 2026, up from annualized growth of 4.8% reported for the three months ended December 31, 2025.
•Interest Rates. The target federal funds rate set by the U.S. Federal Reserve Board was 3.625% as of March 31, 2026,
unchanged from 3.625% as of December 31, 2025. The benchmark short-term interest rate set by the European
Central Bank was 2.0% as of March 31, 2026, unchanged from 2.0% as of December 31, 2025. The benchmark short-
term interest rate set by the Bank of Japan was 0.75% as of March 31, 2026, unchanged from 0.75% as of December
31, 2025. The benchmark interest rate set by The People’s Bank of China was 3.0% as of March 31, 2026, unchanged from 3.0% as of December 31, 2025.
•Inflation. The U.S. core consumer price index rose 2.6% on a year-over-year basis as of March 31, 2026, the same change as the 2.6% increase on a year-over-year basis as of December 31, 2025. Eurozone core inflation increased
2.3% as of March 31, 2026, the same rate as of December 31, 2025. In Japan, core inflation rose 1.4% on a year-over-
year basis as of March 31, 2026, down slightly from 1.5% on a year-over-year basis as of December 31, 2025. Core inflation in China was 1.1% on a year-over-year basis as of March 31, 2026, down from 1.2% as of December 31,
2025.
•Unemployment. The U.S. unemployment rate was 4.3% as of March 31, 2026, down from 4.4% as of December 31,
2025. Eurozone unemployment was 6.2% as of March 31, 2026, down from 6.3% as of December 31, 2025. The unemployment rate in Japan was 2.6% as of March 31, 2026, unchanged from 2.6% as of December 31, 2025. The unemployment rate in China was 5.3% as of March 31, 2026, up from 5.1% as of December 31, 2025.
Several key financial market indicators in the United States and in other countries and regions in which we operate include:
•Equity Markets. For the three months ended March 31, 2026, the S&P 500 was down -4.3%, the MSCI Europe Index was down -2.7%, the MSCI Asia Pacific Index was up 0.1% and the MSCI World Index was down -3.5% in U.S. dollar terms, on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options
Exchange Market Volatility Index (VIX), a measure of volatility, ended at 25.3 as of March 31, 2026, increasing from
15.0 as of December 31, 2025.
•Credit Markets. During the three months ended March 31, 2026, U.S. investment grade corporate bond spreads
(BofA Merrill Lynch US Corporate Index) widened by 11 basis points. The non-investment grade credit indices were down during the three months ended March 31, 2026, with the S&P/LSTA Leveraged Loan Index down -0.6% and the
BofAML HY Master II Index down -0.5%. During the three months ended March 31, 2026, the 10-year government bond yields rose 15 basis points in the United States, rose 15 basis points in Germany, rose 29 basis points in Japan, rose 44 basis points in the UK, and fell 3 basis points in China.
•Commodity Markets. During the three months ended March 31, 2026, the 3-year forward price of WTI crude oil increased approximately 10.9%, and the 3-year forward price of natural gas decreased from approximately $4.51 per
MMBtu as of December 31, 2025 to $3.06 per MMBtu as of March 31, 2026. The Japan spot LNG import price increased to approximately $11.19 per MMBtu as of March 31, 2026, from approximately $11.03 per MMBtu as of
December 31, 2025.
•Foreign Exchange Rates. For the three months ended March 31, 2026, the euro fell 1.6%, the British pound fell 1.8%, the Japanese yen fell 1.3%, and the Chinese renminbi rose 1.4%, respectively, relative to the U.S. dollar.
The United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven by, among other things, geopolitical and global trade concerns, including, the imposition of tariffs and threats of tariffs by the United States on certain of its trading partners since April 2025 and impacts from the recent conflicts in the Middle
East. This volatility and uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our investment vehicles' investments, the pace and volume of our capital market transactions, deployments, and realizations, and our fundraising activities.

Other Trends, Uncertainties and Risks Related to Our Business
Please refer to the "Risk Factors" section of our Annual Report for important additional detail regarding risks, uncertainties, and other conditions that could have a material favorable or unfavorable impact on our businesses, including the impact of market and economic conditions on valuations of investments and the impact of competition we face. These risks, uncertainties, and other conditions should be read in conjunction with this Business Environment section and the entire
Risk Factor section of our Annual Report. In particular, see "Risk Factors—Risks Related to Our Business—Global, regional and local events outside of our control, including geopolitical events and natural disasters, could materially and adversely impact
KKR", "Risk Factors—Risks Related to Our Business—We operate in a highly competitive industry,” "Risk Factors—Risks
Related to Our Investment Activities—Various conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments", and "Risk Factors—Risks Related to Our Insurance
Activities—We operate in a highly competitive industry."
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

Analysis of Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our condensed consolidated results of operations on a GAAP basis for the three months ended March 31, 2026 and 2025. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see "—Analysis of Segment Operating Results." See "Risk Factors" in our Annual Report and "—Business
Environment" in this report for more information about risks, uncertainties, and other market and economic conditions that may impact our business, financial performance, operating results, and valuations.
Effective beginning in the first quarter of 2026, KKR has modified the presentation of certain operating expenses in its consolidated statements of operations. Amounts previously presented separately as “Insurance Expenses” and “General,
Administrative and Other” are now presented in a single line item, “Policy and Other Operating Expense”. Prior-period amounts have been reclassified to conform to the current-period presentation. This change in presentation had no impact on previously reported consolidated total expenses, income before taxes, and net income attributable to KKR.

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change
Revenues
Asset Management and Strategic Holdings
Fees and Other	$1,186,842	$886,810	$300,032
Capital Allocation-Based Income (Loss)	841,853	1,159,105	(317,252)
	2,028,695	2,045,915	(17,220)
Insurance
Net Premiums	561,970	323,364	238,606
Policy Fees	325,694	338,473	(12,779)
Net Investment Income	1,989,064	1,783,280	205,784
Net Investment-Related Gains (Losses)	(652,697)	(1,436,337)	783,640
Other Income	65,257	55,488	9,769
	2,289,288	1,064,268	1,225,020
Total Revenues	4,317,983	3,110,183	1,207,800

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	1,051,681	1,333,103	(281,422)
Occupancy and Related Charges	37,837	34,465	3,372
General, Administrative and Other	381,729	300,332	81,397
	1,471,247	1,667,900	(196,653)
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $86,338 and $221,394, respectively; remeasurement (gain) loss on policy liabilities: $— and $42,252, respectively.)	1,880,028	1,708,294	171,734
Amortization of Policy Acquisition Costs	142,921	97,971	44,950
Interest Expense	73,881	69,571	4,310
Policy and Other Operating Expense	302,058	287,219	14,839
	2,398,888	2,163,055	235,833
Total Expenses	3,870,135	3,830,955	39,180

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change
Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	(316,379)	1,086,591	(1,402,970)
Dividend Income	268,017	273,890	(5,873)
Interest Income	741,591	785,857	(44,266)
Interest Expense	(678,187)	(654,499)	(23,688)
Total Investment Income (Loss)	15,042	1,491,839	(1,476,797)

Income (Loss) Before Taxes	462,890	771,067	(308,177)

Income Tax Expense (Benefit)	185,385	86,569	98,816

Net Income (Loss)	277,505	684,498	(406,993)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	(983)	8,494	(9,477)
Net Income (Loss) Attributable to Noncontrolling Interests	(126,741)	861,928	(988,669)
Net Income (Loss) Attributable to KKR & Co. Inc.	405,229	(185,924)	591,153

Series D Mandatory Convertible Preferred Stock Dividends	40,430	—	40,430

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$364,799	$(185,924)	$550,723
Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset
Management and Strategic Holdings
Revenues
For the three months ended March 31, 2026 and 2025, revenues consisted of the following:

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change
Management Fees	$759,829	$531,699	$228,130
Fee Credits	(140,699)	(136,262)	(4,437)
Transaction Fees	378,083	388,329	(10,246)
Monitoring Fees	59,822	48,671	11,151
Incentive Fees	47,398	1,328	46,070
Expense Reimbursements	55,568	32,208	23,360
Consulting Fees	26,841	20,837	6,004
Total Fees and Other	1,186,842	886,810	300,032

Carried Interest	816,031	1,068,262	(252,231)
General Partner Capital Interest	25,822	90,843	(65,021)
Total Capital Allocation-Based Income (Loss)	841,853	1,159,105	(317,252)

Total Revenues	$2,028,695	$2,045,915	$(17,220)

Fees and Other
Total Fees and Other for the three months ended March 31, 2026, increased compared to the three months ended
March 31, 2025, primarily as a result of an increase in management fees and to a lesser extent incentive fees, which were partially offset by a decrease in transaction fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see "—Analysis of Asset
Management Segment Operating Results."
The increase in management fees was primarily attributable to (i) management fees commencing at North America Fund
XIV in the second quarter of 2025, (ii) management fees earned on new capital raised over the past twelve months by our private equity and infrastructure K-Series vehicles, and (iii) management fees earned on new capital raised over the past twelve months at Global Infrastructure Investors V. The increase was partially offset by (i) a decrease in management fees earned from North America Fund XIII as a result of entering its post-investment period in the second quarter of 2025 and now paying fees based on invested capital rather than committed capital and at a lower fee rate, and (ii) a decrease in management fees earned from Americas Fund XII due to a step-down in the management fee rate in the third quarter of
2025.
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
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the three months ended March 31, 2026, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment vehicles, most notably
Global Impact Fund II, our private equity and infrastructure K-Series vehicles, and Asian Fund IV. Capital Allocation-Based
Income (Loss) for the three months ended March 31, 2025, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment vehicles, most notably Asian Fund IV, North
America Fund XIII, and Global Infrastructure Fund IV.
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

Net Gains (Losses) from Investment Activities
Net Gains (Losses) from Investment Activities for the three months ended March 31, 2026
The net losses from investment activities for the three months ended March 31, 2026, were comprised of net realized gains of $106.5 million and net unrealized losses of $(422.9) million. See Note 4 "Net Gains (Losses) from Investment Activities
– Asset Management and Strategic Holdings" in our financial statements for detail of net gains and losses from Investment
Activities by asset class.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these investment gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
For the three months ended March 31, 2026, net gains (losses) from investment activities were driven primarily by (i)
mark-to-market losses on our investment in Barracuda Networks, Inc. (technology sector) and PetVet Care Centers, LLC
(healthcare sector), (ii) mark-to-market losses on certain investments held in consolidated CLOs, and (iii) mark-to-market losses at certain consolidated credit funds. These mark-to-market losses were partially offset by (i) mark-to-market gains on our investment in 1-800 Contacts, Inc. (health care sector) and USI, Inc. (financial services sector) and (ii) mark-to-market gains on certain foreign exchange forward contracts.
Net investment gains (losses) for each asset class are influenced by the valuation methodology applied to each asset, as well as factors specific to each investment. For the three months ended March 31, 2026, net investment gains (losses) were primarily generated in the following asset classes:
•Private Equity (including core private equity), which were primarily impacted by a mix of the operating performance of certain portfolio companies and market multiples changes across various sectors. Changes in market multiples varied across regions and sectors used in the market comparables methodology for the valuation of Level III investments; and
•Real Assets, which primarily benefited from the overall positive operating performance of certain infrastructure and energy assets. Changes in market multiples varied across regions and sectors used in the market comparables methodology for the valuation of Level III investments.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results, and valuation.
Net Gains (Losses) from Investment Activities for the three months ended March 31, 2025
The net gains from investment activities for the three months ended March 31, 2025, were comprised of net realized gains of $70.2 million and net unrealized gains of $1,016.4 million. See Note 4 "Net Gains (Losses) from Investment Activities -
Asset Management and Strategic Holdings" in our financial statements for detail of realized and unrealized gains and losses from Investment Activities by asset class.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these investment gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
For the three months ended March 31, 2025, net gains (losses) from investment activities were driven primarily by mark-
to-market gains primarily relating to our investments in USI, Inc. and IVI-RMA Global, S.L. (health care sector), and PO
Söderberg & Partner Holding AB (financial services sector). These mark-to-market gains were partially offset by mark-to-
market losses primarily relating to our investment in PetVet Care Centers, LLC and on certain investments held in consolidated
CLOs.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the three months ended March 31, 2025, net investment gains (losses) were primarily generated in the following asset classes:
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
Dividend Income
During the three months ended March 31, 2026, dividend income was primarily from (i) our investment in USI, Inc.
(financial services sector) and (ii) various investments in certain of our consolidated opportunistic real estate equity funds.
During the three months ended March 31, 2025, dividend income was primarily from (i) our investments in Atlantic Aviation
FBO Inc. (infrastructure: transportation sector) and Grupo Alvic FR Mobiliario (retail sector) and (ii) various investments in certain of our consolidated opportunistic real estate equity funds.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected
KKR's dividend income, see "—Analysis of Asset Management Segment Operating Results."
Interest Income
The decrease in interest income during the three months ended March 31, 2026, compared to the three months ended
March 31, 2025, was primarily due to (i) the impact of lower market interest rates, such as the Secured Overnight Financing
Rate (“SOFR”), during the current period on floating rate credit investments held in consolidated CLOs and certain of our consolidated alternative credit funds and (ii) investment monetizations at certain consolidated alternative credit funds subsequent to March 31, 2025. The decrease was partially offset by the impact of closing CLOs that are consolidated subsequent to March 31, 2025. For a discussion of other factors that affected KKR's interest income, see "—Analysis of Asset
Management Segment Operating Results."
Interest Expense
The increase in interest expense during the three months ended March 31, 2026, compared to the three months ended
March 31, 2025, was primarily due to (i) the impact of closing CLOs that were consolidated subsequent to March 31, 2025, and (ii) an increase in the amount of borrowings outstanding. The increase was partially offset by a decrease due to the impact of lower market interest rates, such as SOFR, during the current period on floating rate debt obligations held in consolidated CLOs and at certain consolidated funds and other investment vehicles. For a discussion of other factors that affected KKR's interest expense, see "—Key Segment and Non-GAAP Performance Measures."
Expenses
Compensation and Benefits
The decrease in compensation and benefits during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to a lower level of accrued carried interest compensation driven by a lower level of carried interest income earned in the current period.
Occupancy and Related Charges
The increase in occupancy and related charges during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to new office leases commencing subsequent to March 31, 2025.
General, Administrative and Other
The increase in general, administrative and other expenses during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to a higher level of expenses reimbursable from our investment funds and a higher level of information technology and corporate general and administrative costs.

Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the three months ended March 31, 2026 and 2025, revenues consisted of the following:

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Net Premiums	$561,970	$323,364	$238,606
Policy Fees	325,694	338,473	(12,779)
Net Investment Income	1,989,064	1,783,280	205,784
Net Investment-Related Gains (Losses)	(652,697)	(1,436,337)	783,640
Other Income	65,257	55,488	9,769
Total Insurance Revenues	$2,289,288	$1,064,268	$1,225,020
Net Premiums
Net premiums increased for the three months ended March 31, 2026, as compared to the three months ended March 31,
2025, primarily due to an increase in new premiums earned on assumed flow payout annuities and direct pension risk transfer in the institutional market channel, and preneed insurance products in the individual market channel (all with either life contingencies or morbidity risk.) Initial premiums from new business are generally offset by a comparable change in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net Investment Income
Net investment income increased for the three months ended March 31, 2026, as compared to the three months ended
March 31, 2025, primarily due to (i) increased average assets under management due to growth in assets in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the preceding twelve months, and (ii) an increase in average portfolio yields due to portfolio rotation into higher yielding fixed maturity debt securities, and investment in alternative asset classes, such as real assets.
Net Investment-Related Gains (Losses)
The components of net investment-related gains (losses) were as follows:

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Equity Index Options	$(332,019)	$(339,801)	$7,782
Interest Rate Contracts	(64,847)	174,989	(239,836)
Equity Futures Contracts	21,109	28,694	(7,585)
Foreign Exchange and Other Derivative Contracts	80,822	(75,833)	156,655
Funds Withheld Payable Embedded Derivatives	279,317	(423,563)	702,880
Funds Withheld Receivable Embedded Derivatives	(18,830)	(24,066)	5,236
Net Gains (Losses) on Derivative Instruments	(34,448)	(659,580)	625,132
Net Other Investment Gains (Losses)	(618,249)	(776,757)	158,508
Net Investment-Related Gains (Losses)	$(652,697)	$(1,436,337)	$783,640
Net Gains (Losses) on Derivative Instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable for the three months ended
March 31, 2026  was primarily driven by the changes in the fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and real asset investments. The underlying investments in the funds withheld at interest payable portfolio decreased in value during the three months ended March 31, 2026 and increased during the three months ended March 31, 2025, resulting in, respectively a gain and a loss on the related embedded derivative. The changes in fair value of the underlying portfolios are primarily due to market interest changes – during the three months ended March 31, 2026, market interest rates generally increased (for example, yields on 10 and 30-year U.S. Treasury securities were generally higher in absolute terms and increased during the period). In contrast, during the three months ended March 31, 2025, market interest rates generally decreased (for example, yields on 10 and 30-year U.S. Treasury securities were generally lower in absolute terms, and declining during the period).
The decrease in the fair value of interest rate contracts was primarily driven by an increase in market interest rates during the three months ended March 31, 2026, as compared to a decrease in market interest rates during the three months ended
March 31, 2025, resulting in a loss on interest rate contracts for the three months ended March 31, 2026, as compared to a gain on interest rate contracts for the three months ended March 31, 2025.
The increase in the fair value of foreign exchange and other derivative contracts was primarily driven by (i) an appreciation of the U.S. dollar against the euro and British pound during the three months ended March 31, 2026, as compared to a depreciation of the U.S. dollar against the euro and British pound during the three months ended March 31,
2025, and (ii) an increase in the notional amount of foreign exchange derivative contracts outstanding.
The increase in the fair value of equity index options was primarily driven by the performance of the underlying indices.
Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global
Atlantic's equity index options are based on the S&P 500 Index, which decreased during both the three months ended March
31, 2026 and 2025. In addition, the average notional amount of equity market contracts outstanding as of March 31, 2026, increased as compared to March 31, 2025.
Net Other Investment Gains (Losses)
The components of net other investment gains (losses) were as follows:

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Realized Gains (Losses) on Investments Not Supporting Asset- Liability Matching Strategies	$—	$9,520	$(9,520)
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	(97,816)	(1,117,445)	1,019,629
Credit Loss Allowances	(228,416)	(84,670)	(143,746)
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	(284,283)	259,207	(543,490)
Unrealized Gains (Losses) on Other Investments Accounted Under a Fair-Value Option and Equity Investments	(42,275)	42,075	(84,350)
Unrealized Gains (Losses) on Real Assets	(12,269)	19,329	(31,598)
Realized Gains (Losses) on Real Assets	16,775	10,501	6,274
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	29,007	75,986	(46,979)
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(1,775)	(50,267)	48,492
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	(50,308)	76,093	(126,401)
Other	53,111	(17,086)	70,197
Net Other Investment-Related Gains (Losses)	$(618,249)	$(776,757)	$158,508
The increase in net other investment-related gains (losses) for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a decrease in realized losses on available-for-sale fixed maturity securities due to a decrease in portfolio repositioning trades during the current quarter. Offsetting this increase was
(i) a decrease in unrealized gains (losses) on fixed maturity securities classified as trading due to an increase in market interest rates during the quarter, (ii) an increase in credit loss allowances on mortgage and other loan receivables and available-for-
sale fixed maturity securities during the three months ended March 31, 2026, (iii) a decrease in foreign exchange gains

(losses) on non-USD denominated investments due to the appreciation of the U.S. dollar against the euro and British pound during three months ended March 31, 2026, and an increase in the notional amount of non-USD denominated investments
(largely offset by the change in foreign exchange derivative contracts noted above under “Net Gains (Losses) on Derivative
Instruments”), and (vi) a decrease in unrealized gains (losses) on investments accounted under a fair value option and real assets, primarily due to unfavorable changes in the related market segment multiples.
Expenses
Net Policy Benefits and Claims
Net policy benefits and claims increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to (i) an increase in new business flows from assumed flow payout annuities, direct pension risk transfer, and preneed insurance products (all with either life contingencies or morbidity risk) in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, and (ii) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a low interest rate environment.
The above increases in net policy benefits and claims were offset in part by (i) a decrease in market risk benefits losses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, which was largely driven by an increase in long-term market interest rates (such as yields on 10- and 30-year U.S Treasury securities) and wider credit spreads for the three months ended March 31, 2026, as compared to a decrease in long-term market interest rates and narrower credit spreads during the three months ended March 31, 2025, (ii) the change in the value of embedded derivatives in Global Atlantic’s fixed indexed annuity products; (As discussed above under "—Consolidated Results of Operations (GAAP
Basis)—Revenues—Net investment-related gains (losses)", Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains (losses) on derivative instruments, and generally offsets the change in embedded derivative fair value reported in net policy benefits and claims), and (iii) the non-recurrence of unfavorable impacts related to the assumption review for the three months ended March 31, 2025 described below.
The assumptions on which reserves, deferred revenue and expenses are based are intended to represent an estimate of the benefits that are expected to be payable to, and fees or premiums that are expected to be collectible from, policyholders in future periods. Global Atlantic reviews the adequacy of its reserves, deferred revenue and expenses, and the assumptions underlying those items at least annually, usually in the third quarter, referred to as an “assumption review.” For the three months ended March 31, 2025, there was a net unfavorable assumption review impact of $42.3 million on income before taxes, which was primarily due to a change in the activation assumption related to certain benefit riders on fixed-indexed annuities.
Amortization of Policy Acquisition Costs
Amortization of policy acquisition costs increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to (i) an increase in amortization of cost-of-reinsurance assets, and (ii) an increase in amortization of deferred acquisition costs primarily driven by acquisition costs deferred and amortized due to growth in annuity and preneed insurance new business volumes.
Interest Expense
Interest expense increased for the three months ended March 31, 2026, as compared to the three months ended
March 31, 2025, primarily due to an increase in total debt outstanding.
Policy and Other Operating Expense
Policy and other operating expense increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to (i) an increase in compensation expense, (ii) an increase in amortization of certain insurance distribution intangibles, and (iii) an increase in administrative and professional fees. Offsetting these increases was a decrease in commission expense due to a decrease in individual channel new business volumes, primarily in fixed-rate annuities, as compared against the three months ended March 31, 2025.

Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income tax expense was $185 million for the three months ended March 31, 2026, compared to $87 million for the three months ended March 31, 2025. The effective tax rate also increased and was primarily driven by the impact of noncontrolling interests, the income (loss) of which is not subject to taxes that are payable by KKR & Co. Inc. and its subsidiaries. As reported in Note 18 "Income Taxes" the calculation of the effective tax rate of 40% for the three months ended March 31, 2026, includes the impact of investment losses attributable to noncontrolling interest holders. For a discussion of factors that impacted KKR's tax provision, see Note 18 "Income Taxes" in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
Net income (loss) attributable to redeemable noncontrolling interests relates primarily to net income (loss) attributable to third-party limited partner interests in consolidated investment funds and other investment vehicles when the noncontrolling interests have redemption features that are not solely within the control of KKR. Net income (loss) attributable to redeemable noncontrolling interests decreased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to net losses from investment activities at these consolidated investment funds and other investment vehicles.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests relates primarily to net income (loss) attributable to (i) non-
redeemable third-party limited partner interests in consolidated investment funds and other investment vehicles and (ii)
exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. Net income (loss) attributable to noncontrolling interests decreased for the three months ended March
31, 2026, as compared to the three months ended March 31, 2025, primarily due to net losses from investment activities at certain of our consolidated investment funds and other investment vehicles.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. for the three months ended March 31, 2026, was net positive as compared to a net loss for the three months ended March 31, 2025, primarily due to (i) a lower level of insurance investment-
related losses and (ii) a higher level of asset management fee related income, which were partially offset by (i) a lower level of capital allocation-based income from our asset management business and (ii) mark-to-market investment-related losses attributable to KKR & Co. Inc. from our asset management and strategic holdings activities.
Condensed Consolidated Statements of Financial Condition (GAAP Basis - Unaudited)
Please see our consolidated statements of financial condition on a GAAP basis as of March 31, 2026 and December 31,
2025 in our financial statements included in this report.
KKR & Co. Inc. Stockholders’ Equity - Common Stock decreased from December 31, 2025 primarily due to (i) unrealized losses on available for sale securities from Global Atlantic that are recorded in other comprehensive income, (ii) dividends to common and preferred stockholders, and (iii) common stock repurchases, which were partially offset by net income attributable to KKR & Co. Inc. common stockholders.
Condensed Consolidated Statements of Cash Flows (GAAP Basis - Unaudited)
The following is a discussion of our consolidated cash flows for the three months ended March 31, 2026 and 2025. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $1.7 billion and $2.5 billion during the three months ended
March 31, 2026 and 2025, respectively. Our operating activities primarily included: (i) investments purchased (asset management and strategic holdings), net of proceeds from investments (asset management and strategic holdings) of
$(0.2) billion and $(0.4) billion during the three months ended March 31, 2026 and 2025, respectively, (ii) net realized gains
(losses) on investments (asset management and strategic holdings) of  $106.5 million and $70.2 million during the three months ended March 31, 2026 and 2025, respectively, (iii) change in unrealized gains (losses) on investments (asset management and strategic holdings) of $(0.4) billion and $1.0 billion during the three months ended March 31, 2026 and
2025, respectively, (iv) capital allocation-based income (loss) (asset management and strategic holdings) of $0.8 billion and
$1.2 billion during the three months ended March 31, 2026 and 2025, respectively, (v) net investment and policy liability-
related gains (losses) (insurance) of $(0.4) billion and $(1.7) billion during the three months ended March 31, 2026 and 2025, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $1.4 billion and $1.2 billion during the three months ended March 31, 2026 and 2025, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $2.3 billion and $(3.1) billion during the three months ended
March 31, 2026 and 2025, respectively. Our investing activities primarily included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $2.4 billion and $(3.1) billion during the three months ended March 31, 2026 and 2025, respectively, (ii) acquisitions, net of cash acquired, of $(37.9) million during the three months ended March 31,
2026, and (iii) the purchase of fixed assets of $(27.4) million and $(20.8) million during the three months ended March 31,
2026 and 2025, respectively.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $(1.7) billion and $3.6 billion during the three months ended
March 31, 2026 and 2025, respectively. Our financing activities primarily included: (i) contributions from, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $(0.4) billion and $0.2 billion during the three months ended March 31, 2026 and 2025, respectively, (ii) proceeds received, net of repayment of debt obligations, of $0.7 billion and
$(0.5) billion during the three months ended March 31, 2026 and 2025, respectively, (iii) proceeds from the issuance of Series
D Mandatory Convertible Preferred Stock (net of issuance cost) of $2.5 billion during the three months ended March 31,
2025, (iv) additions to, net of withdrawals from, contractholder deposit funds (insurance) of $(1.6) billion and $1.5 billion during the three months ended March 31, 2026 and 2025, respectively, (v) common stock dividends of $(164.8) million and
$(155.4) million during the three months ended March 31, 2026 and 2025, respectively, and (vi) Series D Mandatory
Convertible Preferred Stock Dividends of $(40.4) million during the three months ended March 31, 2026.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the three months ended March 31, 2026 and 2025. You should read this discussion in conjunction with the information included under "—Analysis of Non-GAAP
Performance Measures" and the financial statements and related notes included elsewhere in this report. See "Risk Factors"
in our Annual Report and "—Business Environment" in this report for more information about factors that may impact our business, financial performance, operating results, and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the three months ended March 31, 2026 and 2025.

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Management Fees	$1,192,504	$917,334	$275,170
Transaction and Monitoring Fees, Net	252,709	261,509	(8,800)
Fee Related Performance Revenues	23,762	21,277	2,485
Fee Related Compensation	(257,195)	(210,021)	(47,174)
Other Operating Expenses	(195,405)	(167,496)	(27,909)
Fee Related Earnings	1,016,375	822,603	193,772
Realized Performance Income	755,964	347,920	408,044
Realized Performance Income Compensation	(558,773)	(259,931)	(298,842)
Realized Investment Income	121,901	217,957	(96,056)
Realized Investment Income Compensation	(18,285)	(32,694)	14,409
Asset Management Segment Earnings	$1,317,182	$1,095,855	$221,327
Management Fees
The following table presents management fees by business line:

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Management Fees
Private Equity	$459,885	$334,792	$125,093
Real Assets	383,489	280,578	102,911
Credit and Liquid Strategies	349,130	301,964	47,166
Total Management Fees	$1,192,504	$917,334	$275,170
The increase in Private Equity management fees during the three months ended March 31, 2026, was primarily attributable to (i) management fees commencing at North America Fund XIV in the second quarter of 2025, and (ii)
management fees earned on new capital raised over the past twelve months at our private equity K-Series vehicles, net of certain revenue sharing arrangements. The increase was partially offset by (i) a decrease in management fees earned from
North America Fund XIII as a result of entering its post-investment period in the second quarter of 2025, and now paying fees based on invested capital rather than committed capital and at a lower fee rate, and (ii) a decrease in management fees earned from Americas XII due to a step-down in the management fee rate in the third quarter of 2025. During the three months ended March 31, 2026, approximately $30.1 million of management fees were earned on new capital raised that were retroactive to the start of the relevant fund’s investment period.
The increase in Real Assets management fees during the three months ended March 31, 2026, was primarily attributable to (i) management fees earned on new capital raised over the past twelve months at Global Infrastructure Investors V and at our infrastructure K-Series vehicles, net of certain revenue sharing arrangements, and (ii) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows. During the three months ended March 31,

2026, approximately $40.6 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Credit and Liquid Strategies management fees during the three months ended March 31, 2026, was primarily attributable to (i) an increase in capital invested at certain alternative credit strategy accounts, which resulted in an increase in its fee base, and (ii) a higher level of management fees earned from CLOs from new issuances in both the United
States and Europe during the three months ended March 31, 2026.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Transaction and Monitoring Fees, Net
Private Equity	$18,636	$18,913	$(277)
Real Assets	7,667	9,855	(2,188)
Credit and Liquid Strategies	2,759	3,397	(638)
Capital Markets	223,647	229,344	(5,697)
Total Transaction and Monitoring Fees, Net	$252,709	$261,509	$(8,800)
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
The decrease in transaction and monitoring fees, net is primarily due to a lower level of transaction fees earned in our
Capital Markets business line. The decrease in capital markets transaction fees was primarily due to a decrease in the number of capital markets transactions for the three months ended March 31, 2026. Overall, we completed 91 capital markets transactions for the three months ended March 31, 2026, of which 7 represented equity offerings and 84 represented debt offerings, as compared to 111 transactions for the three months ended March 31, 2025, of which 12 represented equity offerings and 99 represented debt offerings. We earn fees in connection with underwriting, syndication, and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our Private Equity, Real Assets, and Credit and Liquid Strategies business lines as well as from third-party companies. For the three months ended March 31, 2026, approximately 14% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 19% for the three months ended March 31, 2025. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the three months ended March 31, 2026, approximately
48% of our transaction fees were generated outside of North America as compared to approximately 46% for the three months ended March 31, 2025. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by, among other things, equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Fee Related Performance Revenues
Private Equity	$846	$—	$846
Real Assets	4,980	1,765	3,215
Credit and Liquid Strategies	17,936	19,512	(1,576)
Total Fee Related Performance Revenues	$23,762	$21,277	$2,485
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, investment vehicles and accounts on a more recurring basis and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account.
The increase in fee related performance revenues for the three months ended March 31, 2026 compared to the prior period was primarily due to performance revenues being earned from our Diversified Core Infrastructure Fund in our Real
Assets business line in the current period.
Fee Related Compensation
The increase in fee related compensation for the three months ended March 31, 2026 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of fee related revenues.
Other Operating Expenses
The increase in other operating expenses for the three months ended March 31, 2026 compared to the prior period was primarily due to a higher level of occupancy, information technology, and general and administrative costs.
Fee Related Earnings
The increase in fee related earnings for the three months ended March 31, 2026 compared to the prior period was primarily due to (i) a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies
business lines and (ii) a higher level of fee related performance revenues primarily earned in our Real Assets business line, partially offset by (i) a higher level of fee related compensation and other operating expenses and (ii) a lower level of transaction fees earned in our Capital Markets business line, as described above.
Realized Performance Income
The following table presents realized performance income by business line:

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Realized Performance Income
Private Equity	$693,643	$334,060	$359,583
Real Assets	45,173	9,367	35,806
Credit and Liquid Strategies	17,148	4,493	12,655
Total Realized Performance Income	$755,964	$347,920	$408,044

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Private Equity
Americas Fund XII	$241,140	$—	$241,140
Asian Fund III	133,327	—	133,327
Core Investment Vehicles	130,169	187,886	(57,717)
North America Fund XI	89,421	—	89,421
European Fund V	—	89,459	(89,459)
Global Impact Fund	—	13,215	(13,215)
Other	99,586	43,500	56,086
Total Realized Performance Income	$693,643	$334,060	$359,583
Realized performance income in our Private Equity business line for the three months ended March 31, 2026 consisted primarily of (i) realized proceeds from the sale of our investments in Novaria Group (industrial sector) and BrightSpring Health
Services (NASDAQ: BTSG) held by Americas Fund XII, J.B. Chemicals and Pharmaceuticals Limited (healthcare sector) held by
Asian Fund III, and Crosby Group (manufacturing sector) held by North America Fund XI and (ii) performance income from our core private equity vehicles.
Realized performance income in our Private Equity business line for the three months ended March 31, 2025 consisted primarily of (i) performance income from our core investment vehicles, (ii) realized proceeds from the sale of our investment in Citation Topco Limited (services sector) held by both European Fund V and Global Impact Fund, and (iii) incentive fees from certain levered multi-asset investment vehicles.

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Real Assets
Crescent Energy Company	$22,387	$—	$22,387
Real Estate Co-Investment Fund	20,095	—	20,095
Global Infrastructure Investors II	—	8,744	(8,744)
Other	2,691	623	2,068
Total Realized Performance Income	$45,173	$9,367	$35,806
Realized performance income in our Real Assets business line for the three months ended March 31, 2026 consisted primarily of realized proceeds from the sale of our investment in Benchmark Senior Living (real estate sector) and performance fees earned from Crescent Energy Company (NYSE: CRGY) (“Crescent Energy”).
Realized performance income in our Real Assets business line for the three months ended March 31, 2025 consisted primarily of realized proceeds from the sale of our investment in Q-Park N.V. (infrastructure: transportation sector) held by
Global Infrastructure Investors II.

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Credit and Liquid Strategies
Lending Partners III	$2,236	$—	$2,236
Alternative Credit Vehicles	—	1,159	(1,159)
Other	14,912	3,334	11,578
Total Realized Performance Income	$17,148	$4,493	$12,655
Realized performance income in our Credit and Liquid Strategies business line for the three months ended March 31,
2026 consisted primarily of (i) performance fees earned from Marshall Wace and (ii) realized proceeds at Lending Partners III.

Realized performance income in our Credit and Liquid Strategies business line for the three months ended March 31,
2025 consisted primarily of performance fees earned from Marshall Wace and our sub-advisory agreement with a UK investment fund manager.
Realized Performance Income Compensation
The increase in realized performance income compensation for the three months ended March 31, 2026 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Total Realized Investment Income	$121,901	$217,957	$(96,056)
The decrease in realized investment income is primarily due to a lower level of interest income, dividends, and net realized gains. The amount of realized investment income depends on the transaction activity of our funds and Asset
Management segment balance sheet, which can vary from period to period.
For the three months ended March 31, 2026, realized investment income was primarily comprised of realized gains primarily from the sale of our investments in J.B. Chemicals and Pharmaceuticals Limited, BrightSpring Health Services, and
Crosby Group. Partially offsetting the realized gains were realized losses, the most significant of which were realized losses from the sale of various revolving credit facilities by the Capital Markets business line.
For the three months ended March 31, 2025, realized investment income was primarily comprised of (i) realized gains from the sale of our investments in BridgeBio Inc. (NASDAQ: BBIO), and Citation Topco Limited, (ii) realized gains from the settlement of foreign exchange forward contracts, and (iii) interest income primarily from our investments in CLOs. Partially offsetting these realized gains were realized losses, the most significant of which were (i) a realized loss related to a structured multi-asset investment vehicle and (ii) realized losses from the sale of various revolving credit facilities.
Realized investment income includes the net income (loss) from KKR Capstone. For the three months ended March 31,
2026, total fees attributable to KKR Capstone were $26.8 million and total expenses attributable to KKR Capstone were $26.4 million. For KKR Capstone-related adjustments in reconciling segment revenues and expenses to GAAP revenues and expenses see Note 21 “Segment Reporting” in the accompanying financial statements.
As of the date of this filing, we have transactions that are pending or that have closed after March 31, 2026 that are expected to result in realized performance income and realized investment income of at least $1.2 billion, which is expected to be realized in the remainder of 2026. The realizations are expected to consist of approximately 80% realized performance income and approximately 20% realized investment income. See “—Liquidity—Sources of Liquidity” for additional information. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report, which could impact, positively or negatively, the total amount of our realized performance income and realized investment income.
Therefore, no assurance can be given for what our actual realized performance income and realized investment income in the remainder of 2026 or future periods will be.
Realized Investment Income Compensation
The decrease in realized investment income compensation for the three months ended March 31, 2026 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.

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
The following tables present our key asset management segment operating and capital metrics:

	As of
($ in millions)	March 31, 2026	December 31, 2025	Change

Assets Under Management	$757,877	$743,858	$14,019
Fee Paying Assets Under Management	$614,845	$604,144	$10,701
Uncalled Commitments	$124,857	$118,433	$6,424

	As of
($ in millions)	March 31, 2026	March 31, 2025	Change

Capital Invested	$21,772	$18,974	$2,798
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2025 to March
31, 2026:

($ in millions)
December 31, 2025	$229,374
New Capital Raised	4,697
Distributions and Other	(6,517)
Redemptions	(74)
Change in Value	3,567
March 31, 2026	$231,047
AUM of our Private Equity business line was $231.0 billion at March 31, 2026, an increase of $1.6 billion, compared to
$229.4 billion at December 31, 2025.
The increase was primarily attributable to (i) new capital raised from North America Fund XIV and our private equity K-
Series vehicles, and (ii) appreciation in investment value primarily from Global Impact Fund II, Asian Fund IV and our private equity K-Series vehicles. Partially offsetting the increases were distributions to fund investors primarily as a result of realized proceeds, most notably from Americas Fund XII, North America Fund XI, and Asian Fund III.
For the three months ended March 31, 2026, the value of our traditional private equity investment portfolio appreciated by 1%. This was comprised of a 6% increase in share prices of publicly held investments and no change in value of our privately held investments. For the three months ended March 31, 2026, the value of our growth equity investment portfolio
(including our global impact strategy) increased 16%, and the value of our core private equity investment portfolio decreased
3%.

Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2025 to March
31, 2026:

($ in millions)
December 31, 2025	$192,480
New Capital Raised	7,805
Distributions and Other	(2,962)
Redemptions	(142)
Change in Value	747
March 31, 2026	$197,928
AUM of our Real Assets business line was $197.9 billion at March 31, 2026, an increase of $5.4 billion, compared to
$192.5 billion at December 31, 2025.
The increase was primarily attributable to (i) new capital raised in our infrastructure K-Series vehicles, Global
Infrastructure Investors V, and Diversified Core Infrastructure Fund and, to a lesser extent, (ii) appreciation in investment value from Global Infrastructure Investors III and Energy and Growth Income Fund II. Partially offsetting the increase were (i)
payments to Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from one of our infrastructure separately managed accounts with a public pension plan and Real Estate Partners Americas II.
For the three months ended March 31, 2026, the value of our infrastructure investment portfolio appreciated 2% and the value of our opportunistic real estate equity investment portfolio depreciated by 1%.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31,
2025 to March 31, 2026:

($ in millions)
December 31, 2025	$322,004
New Capital Raised	15,248
Distributions and Other	(7,286)
Redemptions	(2,855)
Change in Value	1,791
March 31, 2026	$328,902
AUM of our Credit and Liquid Strategies business line totaled $328.9 billion at March 31, 2026, an increase of $6.9 billion compared to AUM of $322.0 billion at December 31, 2025.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and various alternative credit and leveraged credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii)
distributions to, and redemptions from, fund investors at certain alternative and leveraged credit funds, and (iii) redemptions at Marshall Wace.

Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2025 to
March 31, 2026:

($ in millions)
December 31, 2025	$151,239
New Capital Raised	5,561
Distributions and Other	(2,848)
Redemptions	(74)
Net Changes in Fee Base of Certain Funds	(438)
Change in Value	252
March 31, 2026	$153,692
FPAUM of our Private Equity business line was $153.7 billion at March 31, 2026,  an increase of $2.5 billion, compared to
$151.2 billion at December 31, 2025.
The increase was primarily attributable to new capital raised from North America Fund XIV and our private equity K-Series vehicles. Partially offsetting the increase were distributions to fund investors primarily as a result of (i) realized proceeds, most notably from Asian Fund III, (ii) fees waived at European Fund IV in exchange for extending the term of the fund and (iii)
a change in fee base for Next Generation Technology Growth Fund III as a result of the fund entering its post-investment period in the first quarter of 2026, during which we earn fees on invested capital rather than committed capital.
Uncalled capital commitments from private equity funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $17.7 billion at March 31, 2026, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.97%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2025 to March
31, 2026:

($ in millions)
December 31, 2025	$163,451
New Capital Raised	7,959
Distributions and Other	(2,136)
Redemptions	(142)
Change in Value	(311)
March 31, 2026	$168,821
FPAUM of our Real Assets business line was $168.8 billion at March 31, 2026, an increase of $5.3 billion, compared to
$163.5 billion at December 31, 2025.
The increase was primarily attributable to new capital raised from our infrastructure K-Series vehicles, Global
Infrastructure Investors V, and Global Atlantic inflows invested in infrastructure. Partially offsetting the increase were (i)
payments to Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from one of our infrastructure separately managed accounts with a public pension plan and Diversified Core Infrastructure
Fund.
Uncalled capital commitments from real assets investment funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $15.0 billion at March 31, 2026, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.21%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December
31, 2025 to March 31, 2026:

($ in millions)
December 31, 2025	$289,454
New Capital Raised	12,518
Distributions and Other	(8,438)
Redemptions	(2,855)
Change in Value	1,653
March 31, 2026	$292,332
FPAUM of our Credit and Liquid Strategies business line was $292.3 billion at March 31, 2026, an increase of $2.8 billion, compared to $289.5 billion at December 31, 2025.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and deployment at various alternative credit and leveraged credit investment funds, (ii) the issuance of CLOs, and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain alternative and leveraged credit funds, and
(iii) redemptions at Marshall Wace.
Uncalled capital commitments from credit investment funds from which KKR is currently not earning management fees amounted to approximately $31.3 billion at March 31, 2026, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.53%. The date on which we begin to earn fees is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See "Risk Factors" in our Annual Report and "—Business Environment" for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of March 31, 2026, our Private Equity business line had $53.3 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $52.3 billion as of December 31, 2025. The increase was primarily attributable to new capital commitments from fund investors largely offset by capital called from fund investors to make investments during the period.
Real Assets
As of March 31, 2026, our Real Assets business line had $37.4 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $35.0 billion as of December 31, 2025. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.

Credit and Liquid Strategies
As of March 31, 2026, our Credit and Liquid Strategies business line had $34.1 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $31.1 billion as of December 31, 2025. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the three months ended March 31, 2026, $2.2 billion of capital was invested by our Private Equity business line, as compared to $4.3 billion for the three months ended March 31, 2025. The decrease was driven primarily by a $1.3 billion decrease in capital invested in our core private equity strategy and $0.6 billion decrease in capital invested in our traditional private equity strategy. During the three months ended March 31, 2026, 27% of capital deployed in private equity was in transactions in North America, 27% was in Europe, and 46% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the three months ended March 31, 2026, $8.3 billion of capital was invested by our Real Assets business line, as compared to $5.6 billion for the three months ended March 31, 2025. The increase was driven primarily by a $2.7 billion increase in capital invested in our infrastructure strategy and $0.7 billion increase in capital invested in our real estate strategy, partially offset by a $0.6 billion decrease in capital invested in our energy strategy. During the three months ended
March 31, 2026, 57% of capital deployed in real assets was in transactions in North America, 25% was in Europe, and 18% was
in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the three months ended March 31, 2026, $11.2 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $9.1 billion for the three months ended March 31, 2025. The increase was driven primarily by a higher level of capital deployed across our alternative credit strategies, most notably asset-based finance. During the three months ended March 31, 2026, 88% of capital deployed was in transactions in North America, 10% was in Europe, and 2% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the three months ended March 31, 2026 and 2025. Effective beginning in the first quarter of 2026, the information regularly provided to management for the Insurance Segment was modified to reclassify certain operating expenses from “General, Administrative and Other” to “Net Cost of Insurance.” Prior period segment information has been recast to conform to the current period presentation. This reclassification had no impact on Insurance Operating Earnings.

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Net Investment Income	$1,900,612	$1,729,343	$171,269
Net Cost of Insurance	(1,453,334)	(1,287,983)	(165,351)
General, Administrative and Other	(186,948)	(182,588)	(4,360)
Insurance Operating Earnings	$260,330	$258,772	$1,558
Net Investment Income
Net investment income increased for the three months ended March 31, 2026, as compared to the three months ended
March 31, 2025, primarily due to (i) increased average assets under management from the cumulative impact of new business volume growth over the preceding twelve months, and (ii) higher average portfolio yields due to repositioning the portfolio into higher yielding fixed maturity debt securities, and investment in alternative asset classes, such as real assets.
Net Cost of Insurance
Net cost of insurance increased for the three months ended March 31, 2026, as compared to the three months ended
March 31, 2025, primarily due to (i) growth in reserves in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the preceding twelve months, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General, administrative and other expenses increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to (i) higher interest expense primarily reflecting higher levels of borrowing, and (ii) an increase in professional and technology-related expenses.
Insurance Operating Earnings
Insurance operating earnings increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an increase in net investment income due to an increase in average assets under management and higher portfolio yields, partially offset by an increase in net cost of insurance due to the cumulative impact of new business volume growth and higher crediting rates.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the three months ended March 31, 2026 and 2025:

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Dividends, Net	$48,296	$31,486	$16,810
Strategic Holdings Operating Earnings	48,296	31,486	16,810
Net Realized Investment Income	—	—	—
Strategic Holdings Segment Earnings	$48,296	$31,486	$16,810
Dividends, Net
For the three months ended March 31, 2026, dividends, net were comprised of dividend income from USI Insurance
Services LLC and Viridor Limited (energy and energy transition sector). For the three months ended March 31, 2025, dividends, net were comprised of dividend income from Atlantic Aviation FBO Inc. and ERM Worldwide Group Limited
(services sector). For the three months ended March 31, 2026, the contractual management fee charged by our Asset
Management segment was $10.9 million and for the three months ended March 31, 2025, the management fee was $7.9 million.
Net Realized Investment Income
For the three months ended March 31, 2026 and March 31, 2025 there was no net realized investment income earned in our Strategic Holdings segment.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the three months ended March 31, 2026, was higher compared to the prior period due to a higher level of dividends.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the three months ended March 31, 2026 and
2025.

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025	Change

Fee Related Earnings	$1,016,375	$822,603	$193,772
Insurance Operating Earnings	260,330	258,772	1,558
Strategic Holdings Operating Earnings	48,296	31,486	16,810
Total Operating Earnings	1,325,001	1,112,861	212,140

Net Realized Performance Income	197,191	87,989	109,202
Net Realized Investment Income	103,616	185,263	(81,647)
Total Investing Earnings	300,807	273,252	27,555

Total Segment Earnings	1,625,808	1,386,113	239,695
Interest Expense, Net and Other	(128,304)	(91,470)	(36,834)
Income Taxes on Adjusted Earnings	(247,965)	(260,655)	12,690
Adjusted Net Income	$1,249,539	$1,033,988	$215,551
Total Operating Earnings
The increase in total operating earnings for the three months ended March 31, 2026 compared to the prior period was primarily due to a higher level of fee related earnings and to a lesser extent insurance operating earnings and strategic holdings operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see "—Analysis of Asset Management Segment Operating Results", "—Analysis of Insurance Segment
Operating Results", and "—Analysis of Strategic Holdings Segment Operating Results."
Total Investing Earnings
The increase in total investing earnings for the three months ended March 31, 2026 compared to the prior period was primarily due to a higher level of net realized performance income, offset by a lower level of net realized investment income.
For a discussion of net realized performance income and net realized investment income, see "—Analysis of Asset
Management Segment Operating Results" and "—Analysis of Strategic Holdings Segment Operating Results."
Total Segment Earnings
The increase in total segment earnings for the three months ended March 31, 2026 compared to the prior period was primarily due to an increase in total operating earnings and to a lesser extent total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the three months ended March 31, 2026 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in interest expense, net and other.
Interest Expense, Net and Other
The increase in interest expense, net and other for the three months ended March 31, 2026 compared to the prior period was primarily due to dividends paid on the Series D Mandatory Convertible Preferred Stock that was issued in March 2025.
Income Taxes on Adjusted Earnings
The decrease in income taxes on adjusted earnings for the three months ended March 31, 2026 compared to the prior period was primarily due to a higher level of certain income tax deductions and credits.

For the three months ended March 31, 2026 and 2025, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $21.4 million and $30.8 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 2% and 3% for the three months ended March 31, 2026 and 2025, respectively.
Fund Performance Metrics
Private Equity
The table below presents information as of March 31, 2026, relating to our current private equity and other investment vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2026.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIV	4/2025	4/2031	$21,893	$21,893	$—	$—	$—	$—	$—
North America Fund XIII	8/2021	4/2025	18,400	1,432	17,271	566	16,786	23,446	1,062
Americas Fund XII	5/2017	5/2021	13,500	1,386	12,754	18,506	7,873	16,320	1,442
North America Fund XI	11/2012	1/2017	8,718	48	10,203	25,152	1,172	1,707	190
2006 Fund (5)	9/2006	9/2012	17,642	—	17,309	37,423	—	—	—
Millennium Fund (5)	12/2002	12/2008	6,000	—	6,000	14,129	—	—	—
Ascendant Fund	6/2022	6/2028	4,328	2,194	2,134	—	2,134	2,511	32
European Fund VI	6/2022	6/2028	7,521	2,537	4,984	—	3,888	5,749	—
European Fund V	7/2019	2/2022	6,379	505	5,997	2,909	4,552	6,640	390
European Fund IV	2/2015	3/2019	3,512	16	3,648	5,726	1,621	2,187	96
European Fund III (5)	3/2008	3/2014	5,506	—	5,360	10,647	—	—	—
European Fund II (5)	11/2005	10/2008	5,751	—	5,751	8,533	—	—	—
Asian Fund IV	7/2020	7/2026	14,735	3,857	12,061	4,229	11,108	16,204	954
Asian Fund III	8/2017	7/2020	9,000	1,267	8,274	11,601	4,628	8,680	884
Asian Fund II	10/2013	3/2017	5,825	—	7,507	6,723	1,270	744	—
Asian Fund (5)	7/2007	4/2013	3,983	—	3,974	8,728	—	—	—
Next Generation Technology Growth Fund III	11/2022	3/2026	2,740	734	2,006	—	2,006	2,302	—
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	53	2,270	1,846	1,610	2,390	137
Next Generation Technology Growth Fund	3/2016	12/2019	659	2	671	1,314	241	871	66
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	1,421	2,368	103	2,245	3,556	177
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	86	1,409	1,085	987	1,674	130
Global Impact Fund II	6/2022	6/2028	2,711	1,374	1,337	—	986	3,237	340
Global Impact Fund	2/2019	3/2022	1,242	187	1,238	646	975	1,450	92
Co-Investment Vehicles and Other	Various	Various	43,072	3,430	40,360	18,205	30,328	37,711	1,844
Core Investors II	8/2022	8/2027	11,814	7,957	3,858	122	3,858	4,495	(22)
Core Investors I	2/2018	8/2022	8,500	23	10,501	2,683	8,767	17,525	(21)
Other Core Vehicles	Various	Various	7,625	1,175	6,526	2,313	5,787	9,356	11
Unallocated Commitments (6)	N/A	N/A	1,684	1,684	—	—	—	—	—

Total Private Equity			$239,948	$53,261	$195,771	$183,189	$112,822	$168,755	$7,804
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on March 31, 2026.
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

Real Assets
The table below presents information as of March 31, 2026, relating to our current real asset and other investment vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2026.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Global Infrastructure Investors V	7/2024	7/2030	$17,295	$13,613	$3,795	$113	$3,795	$4,033	$14
Global Infrastructure Investors IV	8/2021	6/2024	16,609	1,731	15,249	1,703	14,554	19,620	1,030
Global Infrastructure Investors III	7/2018	6/2021	7,174	467	7,073	5,828	3,718	5,153	215
Global Infrastructure Investors II	12/2014	6/2018	3,040	133	3,167	5,764	560	961	48
Global Infrastructure Investors	9/2010	10/2014	1,040	—	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors III	12/2025	12/2031	4,473	4,473	—	—	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	6,348	3,117	3,633	797	2,943	4,330	262
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	592	3,562	2,286	2,213	3,097	197
Diversified Core Infrastructure Fund	12/2020	(5)	14,343	1,959	12,384	1,723	12,265	13,512	—
Global Climate Transition Fund(6)	7/2024	7/2030	3,128	3,128	—	—	—	—	—
Real Estate Partners Americas IV	11/2024	11/2028	2,272	2,272	—	—	—	—	—
Real Estate Partners Americas III	1/2021	9/2024	4,253	523	3,979	379	3,713	4,246	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	116	1,988	3,094	137	57	1
Real Estate Partners Americas	5/2013	5/2017	1,229	15	1,024	1,444	—	—	(4)
Real Estate Partners Europe II	3/2020	12/2023	2,066	238	2,032	625	1,654	1,447	—
Real Estate Partners Europe	8/2015	12/2019	710	99	694	806	173	81	(18)
Asia Real Estate Partners	7/2019	7/2023	1,682	353	1,380	617	971	864	—
Property Partners Americas	12/2019	(5)	2,571	46	2,525	179	2,525	2,304	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	976	487	855	869	29
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	1,008	697	964	1,002	5
Energy Related Vehicles	Various	Various	4,357	62	4,493	2,543	954	1,584	58
Co-Investment Vehicles & Other	Various	Various	21,037	2,070	19,027	4,668	16,915	17,985	131
Unallocated Commitments(7)	N/A	N/A	1,384	1,384	—	—	—	—	—
Total Real Assets			$122,804	$36,513	$89,039	$35,981	$68,909	$81,145	$1,968
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on March 31, 2026.
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
Private Equity and Real Asset Performance
The table below presents information as of March 31, 2026, relating to the historical performance of certain of our
Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since March 31, 2026, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

Private Equity and Real Assets Business Lines Investment Funds and Other Vehicles	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31	$537	$—	$537	39.5%	35.5%	17.1
1980 Fund	357	357	1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328	1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000	5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672	9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130	14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946	4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012	12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475	50,269	—	50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085	8,758	—	8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000	14,129	—	14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751	8,533	—	8,533	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309	37,423	—	37,423	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974	8,728	—	8,728	18.9%	13.7%	2.2
European Fund III (2008)	5,506	5,360	10,647	—	10,647	16.4%	11.2%	2.0
E2 Investors (Annex Fund) (2009)	196	196	200	—	200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010	1,166	—	1,166	3.7%	—%	1.2
Natural Resources Fund (2010)	887	887	168	—	168	(24.3)%	(25.9)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,203	25,152	1,707	26,859	23.4%	18.8%	2.6
Asian Fund II (2013)	5,825	7,507	6,723	744	7,467	(0.2)%	(1.6)%	1.0
Real Estate Partners Americas (2013)	1,229	1,024	1,444	—	1,444	15.8%	10.9%	1.4
Energy Income and Growth Fund (2013)	1,589	1,589	1,221	—	1,221	(6.2)%	(8.6)%	0.8
Global Infrastructure Investors II (2014)	3,040	3,167	5,764	961	6,725	19.2%	16.6%	2.1
European Fund IV (2015)	3,512	3,648	5,726	2,187	7,913	20.6%	15.5%	2.2
Real Estate Partners Europe (2015)	710	694	806	81	887	8.6%	5.7%	1.3
Next Generation Technology Growth Fund (2016)	659	671	1,314	871	2,185	27.7%	23.5%	3.3
Health Care Strategic Growth Fund (2016)	1,331	1,409	1,085	1,674	2,759	17.0%	12.3%	2.0
Americas Fund XII (2017)	13,500	12,754	18,506	16,320	34,826	23.4%	19.5%	2.7
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	697	1,002	1,699	9.1%	7.8%	1.7
Core Investors I (2018)	8,500	10,501	2,683	17,525	20,208	14.0%	12.4%	1.9
Asian Fund III (2017)	9,000	8,274	11,601	8,680	20,281	23.7%	18.5%	2.5
Real Estate Partners Americas II (2017)	1,921	1,988	3,094	57	3,151	23.8%	19.2%	1.6
Global Infrastructure Investors III (2018)	7,174	7,073	5,828	5,153	10,981	12.4%	9.7%	1.6
Global Impact Fund (2019)	1,242	1,238	646	1,450	2,096	14.8%	10.6%	1.7
European Fund V (2019)	6,379	5,997	2,909	6,640	9,549	12.2%	9.5%	1.6
Energy Income and Growth Fund II (2018)	994	1,199	689	1,419	2,108	14.0%	12.4%	1.8
Asia Real Estate Partners (2019)	1,682	1,380	617	864	1,481	2.4%	(0.5)%	1.1
Next Generation Technology Growth Fund II (2019)	2,088	2,270	1,846	2,390	4,236	18.2%	14.3%	1.9
Real Estate Credit Opportunity Partners II (2019)	950	976	487	869	1,356	9.9%	7.7%	1.4
Asia Pacific Infrastructure Investors (2020)	3,792	3,562	2,286	3,097	5,383	15.4%	11.5%	1.5
Asian Fund IV (2020)	14,735	12,061	4,229	16,204	20,433	23.3%	17.5%	1.7
Real Estate Partners Europe II (2020)	2,066	2,032	625	1,447	2,072	0.7%	(1.5)%	1.0
Real Estate Partners Americas III (2021)	4,253	3,979	379	4,246	4,625	5.2%	3.4%	1.2
Health Care Strategic Growth Fund II (2021)	3,789	2,368	103	3,556	3,659	24.4%	15.7%	1.5
North America Fund XIII (2021)	18,400	17,271	566	23,446	24,012	15.0%	11.3%	1.4
Global Infrastructure Investors IV (2021)	16,609	15,249	1,703	19,620	21,323	13.8%	10.6%	1.4
Core Investors II (2022)	11,814	3,858	122	4,495	4,617	8.3%	7.4%	1.2
Asia Pacific Infrastructure Investors II (2022)	6,348	3,633	797	4,330	5,127	28.4%	20.7%	1.4
Ascendant Fund (2022)	4,328	2,134	—	2,511	2,511	18.5%	8.5%	1.2
Next Generation Technology Growth Fund III (2022)	2,740	2,006	—	2,302	2,302	11.3%	4.8%	1.1
European Fund VI (2022)	7,521	4,984	—	5,749	5,749	9.3%	5.7%	1.2
Global Impact Fund II (2022)	2,711	1,337	—	3,237	3,237	63.1%	46.2%	2.4
Global Infrastructure Investors V (2024) (3)	17,295	3,795	113	4,033	4,146	—%	—%	—
Global Climate Transition Fund (2024) (3)	3,128	—	—	—	—	—%	—%	—
Real Estate Partners Americas IV (2024) (3)	2,272	—	—	—	—	—%	—%	—
North America Fund XIV (2025)(3)	21,893	—	—	—	—	—%	—%	—
Asia Pacific Infrastructure Investors III (2025)(3)	4,473	—	—	—	—	—%	—%	—
Subtotal - Included Funds	274,440	207,461	201,741	168,867	370,608	15.7%	12.0%	1.8

All Funds	$290,915	$223,936	$252,010	$168,867	$420,877	25.5%	18.5%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private
Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on
March 31, 2026.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to March 31, 2026. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.

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
Credit and Liquid Strategies
The table below presents information as of March 31, 2026, relating to our current credit investment vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after March 31, 2026.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Opportunities Fund II	11/2021	1/2026	$2,420	$897	$1,427	$291	$1,302	$1,598	$53
Dislocation Opportunities Fund	8/2019	11/2021	2,967	268	2,522	1,866	1,292	1,310	69
Special Situations Fund II	2/2015	3/2019	3,525	284	3,241	2,651	615	640	—
Special Situations Fund	1/2013	1/2016	2,274	1	2,273	1,899	94	138	—
Mezzanine Partners	7/2010	3/2015	1,023	33	990	1,166	184	2	—
Asset-Based Finance Partners II	3/2024	3/2028	5,571	4,420	1,151	—	1,151	1,242	12
Asset-Based Finance Partners	10/2020	7/2025	2,059	385	1,674	627	1,493	1,619	81
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	188	2,057	1,089	1,264	1,117	—
Lending Partners IV	3/2022	9/2026	1,150	173	977	201	977	1,001	15
Lending Partners III	4/2017	11/2021	1,498	540	958	1,247	390	338	30
Lending Partners II	6/2014	6/2017	1,336	157	1,179	1,276	—	3	—
Lending Partners	12/2011	12/2014	460	40	420	466	—	1	—
Lending Partners Europe II	5/2019	9/2023	837	159	678	792	193	199	9
Lending Partners Europe	3/2015	3/2019	848	184	662	632	53	49	—
Asia Credit Opportunities II	2/2025	12/2028	1,795	1,604	191	—	191	186	—
Asia Credit Opportunities	1/2021	5/2025	1,084	197	887	330	713	866	42
Other Alternative Credit Vehicles	Various	Various	19,037	8,191	10,898	7,427	5,738	7,136	(9)

Total Credit and Liquid Strategies			$50,129	$17,721	$32,185	$21,960	$15,650	$17,445	$302
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on March 31, 2026.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.

The following table presents information regarding certain leveraged credit strategies managed by KKR from inception to
March 31, 2026. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Multi-Asset Credit Composite	Jul 2008	7.04%	6.35%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (2)	5.77%
Opportunistic Credit (3)	May 2008	10.17%	8.69%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.94%
Bank Loans	Apr 2011	5.77%	5.20%	S&P/LSTA Loan Index (4)	4.81%
High-Yield	Apr 2011	6.21%	5.63%	BoAML HY Master II Index (5)	5.60%
European Leveraged Loans (6)	Sep 2009	4.81%	4.29%	CS Inst West European Leveraged Loan Index (7)	3.93%
European Credit Opportunities (6)	Sept 2007	6.84%	5.61%	S&P European Leveraged Loans (All Loans) (8)	4.50%
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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to March 31, 2026. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Opportunities Fund II	Nov 2021	$2,420	$1,427	$291	$1,598	$1,889	16.4%	12.5%	1.3
Dislocation Opportunities Fund	Aug 2019	2,967	2,522	1,866	1,310	3,176	8.4%	6.4%	1.3
Special Situations Fund II	Feb 2015	3,525	3,241	2,651	640	3,291	0.3%	(1.4)%	1.0
Special Situations Fund	Jan 2013	2,274	2,273	1,899	138	2,037	(2.3)%	(4.1)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,166	2	1,168	6.5%	2.7%	1.2
Asset-Based Finance Partners II	Mar 2024	5,571	1,151	—	1,242	1,242	13.1%	9.0%	1.1
Asset-Based Finance Partners	Oct 2020	2,059	1,674	627	1,619	2,246	13.9%	10.4%	1.3
Private Credit Opportunities Partners II	Dec 2015	2,245	2,057	1,089	1,117	2,206	1.6%	(0.1)%	1.1
Lending Partners IV	Mar 2022	1,150	977	201	1,001	1,202	15.0%	11.8%	1.2
Lending Partners III	Apr 2017	1,498	958	1,247	338	1,585	13.7%	11.2%	1.7
Lending Partners II	Jun 2014	1,336	1,179	1,276	3	1,279	2.8%	1.4%	1.1
Lending Partners	Dec 2011	460	420	466	1	467	3.2%	1.6%	1.1
Lending Partners Europe II	May 2019	837	678	792	199	991	16.6%	13.3%	1.5
Lending Partners Europe	Mar 2015	848	662	632	49	681	0.9%	(0.9)%	1.0
Asia Credit Opportunities II	Feb 2025	1,795	191	—	186	186	N/A	N/A	1.0
Asia Credit Opportunities	Jan 2021	1,084	887	330	866	1,196	14.6%	11.1%	1.3
Other Alternative Credit Vehicles	Various	19,037	10,898	7,427	7,136	14,563	N/A	N/A	N/A
All Funds		$50,129	$32,185	$21,960	$17,445	$39,405
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
Our investments in the Asset Management segment by asset class as of March 31, 2026 are as follows:

	As of March 31, 2026
Asset Management Segment Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Asset Management Investments
	($ in thousands)

Traditional Private Equity	$1,474,950	$3,243,448	41%
Growth Equity	269,737	1,019,211	13%
Private Equity Total	1,744,687	4,262,659	54%

Real Estate	1,488,172	1,243,305	16%
Infrastructure	289,734	547,007	7%
Energy	31,946	343,207	4%
Real Assets Total	1,809,852	2,133,519	27%

Alternative Credit	498,078	582,830	7%
Leveraged Credit	479,349	390,088	5%
Credit Total	977,427	972,918	12%

Other	692,495	629,967	7%

Total Asset Management Segment Investments	$5,224,461	$7,999,063	100%
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
Insurance Segment Investment Portfolio
As of March 31, 2026, the Insurance segment’s investment portfolio (on an unconsolidated basis, excluding the elimination of intercompany balances) consisted of the following categories of investments:

($ in thousands)	As of March 31, 2026		December 31, 2025
Fixed-maturity securities, available-for-sale	$92,067,828	47%	$95,672,043	48%
Mortgage and other loan receivables	52,779,605	27%	53,638,617	27%
Fixed-maturity securities, trading	26,670,358	14%	26,419,591	13%
Real assets	15,401,351	8%	15,369,758	8%
Other investments	8,041,000	4%	6,936,028	3%
Funds withheld receivables, at interest	2,267,167	1%	2,324,346	1%
Total investments	$197,227,309		$200,360,383
The portion of Insurance segment’s investment portfolio consisting of floating rate assets was 26% and 27% as of
March 31, 2026 and December 31, 2025, respectively.

Credit Quality of Fixed Maturity Securities
As of March 31, 2026, 95%, and 91% of the Insurance segment’s fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2025, 95%, and 91% of fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively.
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
Within the funds withheld receivable at interest portfolio, 98% and 97% of the fixed maturity securities were investment grade by NAIC designation as of March 31, 2026 and December 31, 2025, respectively.
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
As of March 31, 2026 and December 31, 2025, the Insurance segment had gross unrealized losses on below investment grade AFS fixed maturity securities of $370.2 million and $313.8 million based on NRSRO ratings, and $246.9 million and
$187.7 million based on NAIC ratings, respectively. As of March 31, 2026, unrealized losses were not recognized in net income on these fixed maturity securities since the Insurance segment neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit Quality of Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans, and other loan receivables. As of both March 31, 2026 and December 31, 2025, 27% of Global Atlantic's total investments consisted of mortgage and other loan receivables, respectively.
The Insurance segment invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For the commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents approximately half of the portfolio as of both March 31, 2026 and
December 31, 2025. Office and retail properties represent approximately 20% and 21% of the portfolio as of March 31, 2026 and December 31, 2025, respectively.
The Insurance segment’s commercial mortgage loans are assigned NAIC designations, with designations “CM1” and
“CM2” considered to be investment grade. As of both March 31, 2026 and December 31, 2025, 91% of the commercial mortgage loan portfolio were rated investment grade based on NAIC designation, respectively. The payment status of over
99% of the commercial mortgage loan portfolio is current as of both March 31, 2026 and December 31, 2025, respectively.
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of March 31, 2026 and December 31, 2025, approximately 90% and 89%, respectively, of the commercial mortgage loans have a loan-to-value ratio of 70% or less, and as of both March 31, 2026 and December 31, 2025,
2% have loan-to-value ratio over 90%, respectively.
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
As of March 31, 2026, the payment status of 97% of the residential mortgage loan portfolio is current, and approximately
$258.6 million is 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio). As of December 31, 2025, the payment status of 97% of the residential mortgage loan portfolio was current and approximately $273.4 million were 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio).
The weighted average loan-to-value ratio for residential mortgage loans was 64% as of both March 31, 2026 and
December 31, 2025.
The Insurance segment’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans, and auto loans. As of March 31, 2026, 97% of the consumer loan portfolio is in current status and approximately $33.7 million is 90 days or more past due or in process of foreclosure (representing 1% of the total consumer loan portfolio).
See Note 7 “Investments” in the accompanying financial statements in this report for additional information regarding the Insurance segment’s investment portfolio.
Additional Information
To provide supplemental information to stockholders about the net assets of KKR on a segment basis, KKR’s book value was $33.2 billion as of March 31, 2026, which included cash and short-term investments of $5.0 billion. KKR's book value includes its net investment in Global Atlantic, investments in the Asset Management and Strategic Holdings segments, and the net impact of certain other assets and liabilities, including income taxes. KKR's book value excludes the net assets allocable to investors in KKR’s investment funds and other noncontrolling interest holders. For the three months ended March 31, 2026 the Asset Management segment transferred $0.7 billion of investments to the Insurance segment for which no gain or loss was recognized upon transfer.

Reconciliations to GAAP Measures
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025

Net Income (Loss) - KKR Common Stockholders (GAAP)	$364,799	$(185,924)
Preferred Stock Dividends	40,430	—
Net Income (Loss) Attributable to Noncontrolling Interests	(127,724)	870,422
Income Tax Expense (Benefit)	185,385	86,569
Income (Loss) Before Tax (GAAP)	$462,890	$771,067
Impact of Consolidation and Other	53,946	(1,017,351)
Preferred Stock Dividends	(40,430)	—
Income Taxes on Adjusted Earnings	(247,965)	(260,655)
Asset Management Adjustments:
Unrealized (Gains) Losses	177,131	379,337
Unrealized Carried Interest	(9,664)	(807,713)
Unrealized Carried Interest Compensation	7,733	646,170
Transaction-related and Non-operating Items(1)	34,009	10,551
Equity-based Compensation(2)	68,396	78,277
Equity-based Compensation - Performance based(2)	82,319	84,599
Amortization of Acquired Intangibles	3,168	—
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	120,613	(321,408)
Insurance Adjustments:
(Gains) Losses from Investments	508,943	1,358,940
Non-Operating Changes in Policy Liabilities and Derivatives	(26,058)	86,631
Transaction-Related and Non-Operating Items(1)	13,961	152
Equity-Based Compensation	26,360	20,692
Amortization of Acquired Intangibles	14,187	4,699
Adjusted Net Income	$1,249,539	$1,033,988
Interest Expense, Net	83,011	74,509
Preferred Stock Dividends	40,430	13,477
Net Income Attributable to Noncontrolling Interests	4,863	3,484
Income Taxes on Adjusted Earnings	247,965	260,655
Total Segment Earnings	$1,625,808	$1,386,113
Net Realized Performance Income	(197,191)	(87,989)
Net Realized Investment Income	(103,616)	(185,263)
Total Operating Earnings	$1,325,001	$1,112,861
Total Investing Earnings	300,807	273,252
Depreciation and Amortization	20,547	13,233
Adjusted EBITDA	$1,646,355	$1,399,346
(1)For the three months ended March 31, 2026, Transaction-related and Non-operating items includes (i) $30 million related to transaction-related costs and other corporate actions, and (ii) $18 million of costs associated with certain integration, restructuring, and other non-operating expenses across our Asset
Management and Insurance businesses.
(2)Inclusive of equity incentive awards granted in April 2026, and assuming no additional grants and forfeitures, as of the date of this filing, the estimated
Asset Management equity-based compensation for the second quarter of 2026 is expected to be approximately $190 million of expense associated with time-based vesting awards and performance-based vesting awards.  This estimate is subject to various assumptions and could be impacted, positively or negatively, by various factors, including but not limited to if additional grants were made in the second quarter of 2026 or forfeitures of existing grants occurred during the second quarter of 2026, which may materially change our estimate.

KKR & Co. Inc. Stockholders' Equity - Common Stock

As of
($ in thousands)	March 31, 2026
($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock (GAAP)	$27,952,749
Impact of Consolidation and Other	330,118
Exchangeable Securities	367,286
Accumulated Other Comprehensive (Income) Loss (AOCI) and Other (Insurance)	4,701,127
Accumulated Unrealized (Gains) Losses on Loans carried at Fair Value (Insurance)	(104,073)
KKR Book Value(1)	$33,247,207
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
Inc. common stock as of March 31, 2026, our Book Value would have increased by $2.5 billion and our common stock outstanding would have increased by 21.4 million shares. After March 31, 2026, equity awards representing 21.0 million shares of common stock vested and will be included in the number of adjusted shares outstanding beginning in the second quarter of 2026.
Cash and Cash Equivalents - Asset Management and Strategic Holdings

As of
($ in thousands)	March 31, 2026

Cash and Cash Equivalents - Asset Management and Strategic Holdings (GAAP)	$9,273,480
Impact of Consolidation and Other	(4,587,552)
Short-term Investments	281,697
Cash and Short-term Investments	$4,967,625
Investments - Asset Management and Strategic Holdings

As of
($ in thousands)	March 31, 2026

Investments - Asset Management and Strategic Holdings (GAAP)	$128,050,466
Impact of Consolidation and Other	(119,769,705)
Short-term Investments	(281,697)
Investments - Asset Management Segment	$7,999,064

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
As of March 31, 2026,  certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a "netting hole." When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (i) return of capital equal to the netting hole for those investments where fair value is below cost or (ii) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. As of March 31, 2026, netting holes in excess of $50 million existed at Global Impact Fund II and Global Impact Fund in the amount of $297 million and $59 million, respectively. The remaining unrealized gains accrued at these funds as of March 31, 2026 are in excess of their netting holes. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.
If the investment fund has distributed carried interest but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Current and former employees who received distributions of carried interest subject to clawback would be required to return the amount of such distributions to KKR. However, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of March 31, 2026, approximately $195 million of previously distributed carried interest, in aggregate, was subject to a clawback obligation, assuming that all applicable carry-paying investment funds were liquidated at their reported fair values as of March 31, 2026. As of March 31,
2026, there are no investment funds subject to a clawback obligation in excess of $50 million that has not already reduced net realized performance income. See Note 24 "Commitments and Contingencies—Contingent Repayment Guarantees" in our
financial statements included elsewhere in this report for further information. See also the negative amounts included in the
Carried Interest column in the table included in this Item 2 in “Fund Performance Metrics” for further information on clawback obligations.
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

As of March 31, 2026, KKR had unfunded commitments consisting of $9.1 billion to its investment funds and other investment vehicles across Private Equity, Real Assets, and Credit and Liquid Strategies business lines. These unfunded commitments include $2.7 billion of uncalled capital commitments to certain investment vehicles in connection with investments in the core private equity strategy. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and investment vehicles,
KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of March 31, 2026, these capital markets commitments amounted to $0.6 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. From time to time, we fund these various capital markets commitments noted above in our capital markets business by drawing all or substantially all of our availability for borrowings under our available credit facilities available for our Capital
Markets business line. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. Additionally, KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of March 31, 2026 have been reduced to reflect the amount expected to be funded by such third parties. As of March 31, 2026, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $5.0 billion. For more information about our Capital Markets business line's risks, see "Risk Factors—Risks Related to Our Business—Our capital markets activities expose us to material risks" in our Annual Report.
Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings equity completed prior to such date. As of March 31, 2026, an undiscounted payable of $335.1 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings equity that took place prior to the termination of the tax receivable agreement. As of March 31, 2026, $155.8 million of cumulative cash payments have been made under the tax receivable agreement since inception.

Dividends and Stock Repurchases
A dividend of $0.195 per share of our common stock has been declared and will be paid on May 29, 2026 to holders of record of our common stock as of the close of business on May 15, 2026.
A dividend of $0.78125 per share of Series D Mandatory Convertible Preferred Stock has been declared and set aside for payment on June 1, 2026 to holders of record of Series D Mandatory Convertible Preferred Stock as of the close of business on May 15, 2026.
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
Since 2015, KKR has repurchased, or retired equity awards representing, a total of 97.7 million shares of common stock for $3.1 billion, which equates to an average price of $31.56 per share. As of May 1, 2026, there is approximately $122 million remaining under KKR's share repurchase program. For further information See "Part II—Item 2—Unregistered Sales of Equity
Securities and Use of Proceeds.”
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
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. For further information about our fair value measurements accounting policies, please see “Note 2—Summary of Significant Accounting Policies—Fair Value
Measurements” in our Annual Report.
Level III Valuation Methodologies
Our investments and financial instruments are impacted by various economic conditions and events outside of our control that are difficult to quantify or predict, which may have a significant impact on the valuation of our investments and, therefore, on the carried interest and investment income we realize.
There is inherent uncertainty involved in the valuation of Level III investments, and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. See "Risk Factors" in our Annual Report and "—Business Environment" in this report for more information on factors that may impact our business, financial performance, operating results, and valuations.

Key unobservable inputs that have a significant impact on our Level III valuations as described above are included in Note
9 "Fair Value Measurements" in our financial statements.
Across the total Level III private equity investment portfolio (including core private equity investments) held directly and through both consolidated and unconsolidated investment vehicles in our Asset Management segment, the overall weights ascribed to a market comparables valuation methodology, the discounted cash flow valuation methodology, and a valuation methodology based on pending sales for this portfolio of Level III private equity investments (including core private equity investments) were 39%, 56%, and 5%, respectively, as of March 31, 2026.
Across the total Level III real assets investment portfolio held directly and through both consolidated and unconsolidated investment vehicles in our Asset Management segment, the overall weights ascribed to a market comparables valuation methodology, the discounted cash flow valuation methodology, the direct income capitalization valuation methodology, and a valuation methodology based on pending sales for this portfolio of Level III real assets investments were 3%, 88%, 2%, and
7%, respectively, as of March 31, 2026.
Level III Valuation Process
The valuation process involved for Level III measurements for our financial statements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies, and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are generally reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is engaged by KKR to assist with the valuations of most investments classified as
Level III. As of March 31, 2026, less than 5% of the total value of Level III investments in aggregate across all of our segments were not valued with the engagement of an independent valuation firm.
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
As of March 31, 2026, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments on a GAAP basis.
As of March 31, 2026, there were no investments across business segments which represented greater than 5% of total investments on a GAAP basis. Our investment income on a GAAP and segment basis can be impacted by volatility in the public markets. See "Risk Factors" in our Annual Report and "—Business Environment" in this report for a discussion of factors that may impact the valuations of our investments, financial results, operating results, and valuations, and "—Segment Balance
Sheet Measures" for additional information regarding our largest holdings on a segment basis.
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
Critical Accounting Policies and Estimates – Insurance
Policy liabilities, or colloquially, “reserves,” are the portion of past premiums or assessments received that are set aside to meet future policy and contract obligations as they become due. Interest accrues on the reserves and on future premiums, which may also be available to pay for future obligations. Global Atlantic establishes reserves to pay future policy benefits, claims, and certain expenses for its life policies and annuity contracts.
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
As of March 31, 2026, the net market risk liability balance totaled $1.4 billion. As of March 31, 2026, the liability balances for market risk benefits were $1.2 billion for fixed-indexed annuities and $222.8 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2026
($ in thousands)	Fixed-Indexed Annuity	Other
Balance	$1,159,749	$222,803
Hypothetical Change:
+50 bps Interest Rates	(154,125)	(35,341)
-50 bps Interest Rates	171,258	38,991
+50 bps Instrument-specific Credit Risk	(155,321)	(18,863)
-50 bps Instrument-specific Credit Risk	171,746	20,496
+10% Equity Market Prices	(73,824)	(32,485)
-10% Equity Market Prices	52,339	35,574
95% of Expected Mortality	63,458	4,086
105% of Expected Mortality	(59,687)	(3,546)
90% of Expected Surrenders	31,453	1,437
110% of Expected Surrenders	(29,977)	(1,414)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.

Policy Liabilities Accounted for Under a Fair Value Option
Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $254.1 million as of March 31, 2026. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios.
Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of March 31, 2026, variable annuities accounted for using the fair value option totaled $254.1 million. The increase
(decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of March 31, 2026
($ in thousands)	Variable Annuities
Balance	$254,107
Hypothetical Change:
+50 bps Interest Rates	(16,475)
-50 bps Interest Rates	17,810
+50 bps Instrument-specific Credit Risk	(10,032)
-50 bps Instrument-specific Credit Risk	10,379
+10% Equity Market Prices	(13,470)
-10% Equity Market Prices	16,044
95% of Expected Mortality	(4,695)
105% of Expected Mortality	4,494
90% of Expected Surrenders	105
110% of Expected Surrenders	(131)
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
As of March 31, 2026, the liability for future policy benefits totaled $14.2 billion, net of reinsurance, split between $12.5 billion associated with payout annuity products, and $1.7 billion of life and other insurance products (including assumed long-
term care insurance where Global Atlantic retroceded mortality and morbidity risks to a third-party reinsurer). The increase
(decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2026
($ in thousands)	Payout Annuities	Other
Balance	$12,523,843	$1,683,664
Hypothetical Change:
+50 bps Interest Rates	(217,890)	(470,702)
-50 bps Interest Rates	233,752	507,260
+50 bps Credit Spreads	(165,764)	(356,480)
-50 bps Credit Spreads	171,753	370,947
95% of Expected Mortality(1)	77,728	40,664
105% of Expected Mortality(1)	(73,821)	(38,668)
90% of Expected Surrenders/Lapses	—	(10,910)
110% of Expected Surrenders/Lapses	—	9,935
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
As of March 31, 2026, the additional liability balance of primarily interest-sensitive life totaled $6.2 billion, net of reinsurance. The increase (decrease) to the additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below.
This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of March 31, 2026
($ in thousands)	Interest-Sensitive Life
Balance	$6,225,044
Hypothetical Change:
+50 bps Interest Rates	1,728
-50 bps Interest Rates	(1,742)
+10% Equity Market Prices	(1,315)
-10% Equity Market Prices	635
1% Lower Annual Equity Growth	7,196
95% of Expected Mortality	(53,273)
105% of Expected Mortality	52,461
90% of Expected Surrenders	23,413
110% of Expected Surrenders	(22,919)
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

As of March 31, 2026, the embedded derivative liability balance totaled $7.0 billion for fixed-indexed annuities, and
$434.6 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2026
($ in thousands)	Fixed-Indexed Annuities	Interest Sensitive Life
Balance	$7,037,204	$434,567
Hypothetical Change:
+50 bps Interest Rates	(106,516)	(4,695)
-50 bps Interest Rates	111,831	4,889
+50 bps Credit Spreads	(136,153)	(4,695)
-50 bps Credit Spreads	141,010	4,889
+10% Equity Market Prices	781,693	36,893
-10% Equity Market Prices	(718,536)	(63,296)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
As of March 31, 2026, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a
$2.6 billion net asset ($60.0 million in funds withheld receivables at interest, and $(2.6) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of March 31, 2026
($ in thousands)	Embedded Derivative on Funds Withheld Receivable	Embedded Derivative on Funds Withheld Payable
Balance	$60,028	$(2,555,171)
Hypothetical Change:
+50 bps Interest Rates	(4,152)	(1,434,048)
-50 bps Interest Rates	9,127	1,519,163
+50 bps Investment Credit Spreads	(42,276)	(1,495,984)
-50 bps Investment Credit Spreads	42,276	1,581,099
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We believe there were no material changes to our market risks during the three months ended March 31, 2026. For a discussion of our market risks in general, please refer to our Annual Report on Form 10-K for the year ended December 31,
2025. In addition, for a discussion of current risks, uncertainties, and other market and economic conditions, see
"Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment."

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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-
Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial
Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act)
occurred during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
For a discussion of KKR's legal proceedings, see the section entitled "Legal Proceedings" appearing in Note 24
"Commitments and Contingencies" in our financial statements included elsewhere in this report, which is incorporated herein by reference.
ITEM 1A.  RISK FACTORS.
Other than as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—
Business Environment" in this report, there were no material changes to the risk factors disclosed in our Annual Report.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases in the Three Months Ended March 31, 2026
Under our current share repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time. In addition to the repurchases of common stock described above, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity awards issued pursuant to our Equity Incentive Plan representing the right to receive shares of common stock.
As of May 1, 2026, there is approximately $122 million remaining under KKR's share repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any
"affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the three months ended March 31, 2026, 2,173,970 shares of common stock were repurchased, and 578 equity awards were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2026 to January 31, 2026)	—	$—	—	$439,178
Month #2 (February 1, 2026 to February 28, 2026)	21,598	$92.60	21,598	$437,133
Month #3 (March 1, 2026 to March 31, 2026)	2,152,372	$87.92	2,152,372	$247,877
Total through March 31, 2026	2,173,970		2,173,970	$247,877

(1)Our existing share repurchase program was announced in April 2024. In March 2026, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically increase by an additional $500 million to the then remaining available amount (the “Share Repurchase Program Increase
Threshold”). As of May 1, 2026, there was approximately $122 million remaining under the program. Any additional increases to the total available amount after the Share Repurchase Program Increase Threshold is reached would require a separate approval by the Board of Directors of KKR & Co. Inc.
The repurchase program does not have an expiration date.

Unregistered Sales of Equity in the Three Months Ended March 31, 2026
On March 30, 2026, we issued 15,105 shares of KKR & Co. Inc. common stock to one of our fund investors in connection with arrangements related to the fees paid by such fund investor with respect to its investments. The shares were issued pursuant to Section 4(a)(2) of the Securities Act, exempting issuances by an issuer not involving a public offering.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.  OTHER INFORMATION.
The KKR & Co. Inc. 2026 Annual Meeting of Stockholders (the “Annual Meeting”) will be held on Friday, May 29, 2026 at
9:00 a.m., Eastern Time. The Annual Meeting will be held in a virtual meeting format only. Only stockholders of record at the close of business on May 18, 2026 may attend the meeting. To receive further information about how to attend the meeting, please register by sending an e-mail to Investor-Relations@kkr.com with the following information between May 18, 2026 and May 27, 2026. Please write “KKR 2026 Annual Meeting Registration” in the subject line of the e-mail, include your full name, address, and the number of shares of common stock owned by you as of the record date, and be prepared to confirm your ownership of such shares as of the record date. Please note that no discussion of KKR's business will be presented at the
Annual Meeting, and no matter will be presented to its common stockholders for a vote. Therefore, no action of common stockholders will be taken at the Annual Meeting.

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
10.1 †
Credit Agreement, dated as of January 16, 2026, among Global Atlantic Limited (Delaware), Global Atlantic (Fin)
Company, the borrowers party thereto, the lenders from time to time party thereto, Wells Fargo Bank, N.A., as administrative agent, and the other agents and arrangers party thereto  (incorporated by reference to Exhibit 10.28 to the
KKR & Co. Inc. Annual Report on Form 10-K filed on February 27, 2026).

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting
Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2026 and December 31,
2025, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and March
31, 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31,
2026 and March 31, 2025; (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended
March 31, 2026 and March 31, 2025, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	May 8, 2026