Form 10-Q
period 2026-06-30
KKR & Co. Inc.
filed 2026-08-06
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2026, there were 897,635,601 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,“ “believe,“ “think,“ “expect,“ “potential,“
“continue,“ “may,“ “should,“ “seek,“ “approximately,“ “predict,“ “intend,“ “will,“ “plan,“ “estimate,“ “anticipate,“ “visibility,”
“positioned,” “path to,” “conviction,” the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Without limiting the foregoing, forward-looking statements may include statements regarding KKR’s business, financial condition, liquidity and results of operations, including capital invested, uncalled commitments, cash and short-term investments, and levels of indebtedness; the potential for future business growth; outstanding shares of common stock of KKR & Co. Inc. and its capital structure; non-GAAP and segment measures and performance metrics, including assets under management (“AUM”), fee paying assets under management (“FPAUM”),
Adjusted Net Income, Total Operating Earnings, Total Segment Earnings, Fee Related Earnings (“FRE”), Insurance Operating
Earnings, Strategic Holdings Operating Earnings, Total Investing Earnings, and Total Segment Earnings; the declaration and payment of dividends on capital stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of shares of common stock of KKR & Co. Inc.; our statements regarding the potential of, and future financial results from, KKR’s Strategic Holdings segment, including expectations about dividend payments and earnings from companies and businesses in the Strategic
Holdings segment in the future, the future growth of such companies and businesses, and the potential for compounding earnings over a longer period of time from such segment; KKR’s ability to grow its AUM, to deploy capital, to realize unrealized investment appreciation, and the time period over which such events may occur; KKR’s ability to manage the investments in and operations of acquired companies and businesses; the effects of any transactional activity on KKR’s operating results, including pending sales of investments; expansion and growth opportunities and other synergies resulting from acquisitions of companies, including the acquisition of Arctos Partners and businesses in our Strategic Holdings segment, internal reorganizations or strategic partnerships with third parties; the timing and expected impact to our business of any new investment fund, vehicle or product launches; the timing and completion of certain transactions contemplated by the
Reorganization Agreement entered into on October 8, 2021 by KKR & Co. Inc.; the implementation or execution of, or results from, any strategic initiatives, including efforts to distribute financial products to individual investors; the modification of our compensation framework announced on November 29, 2023, which decreased the targeted percentage of compensation from fee related revenues and increased the targeted percentage from realized carried interest and certain incentive fees;
and our insurance business's strategic initiatives to invest more into non-yielding or lower-yield asset classes like private equity and real assets, expand outside the United States, and raise more third-party co-investment insurance capital.
Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described in the section entitled “Risk Factors“ in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual
Report“). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (“SEC“). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

CERTAIN TERMS USED IN THIS REPORT
In this report, references to “KKR,” “we,” “us,” and “our” refer to KKR & Co. Inc. and its subsidiaries, including The Global
Atlantic Financial Group LLC (”GAFG” and, together with its insurance companies and other subsidiaries, “Global Atlantic”), unless the context requires otherwise.
References to the “Series I preferred stockholder” or “KKR Management” are to KKR Management LLP, the holder of the sole outstanding share of our Series I preferred stock. KKR Management is owned by our senior employees, including Mr.
Henry Kravis and Mr. George Roberts (our “Co-Founders”). References to “carry pool participants” are to our current and former employees who hold interests in our “carry pool,” which refers to the carried interest generated by KKR’s business that is allocated to KKR Associates Holdings L.P. (“Associates Holdings”), in which carry pool participants are limited partners.
Associates Holdings is currently not a subsidiary of KKR & Co. Inc.
KKR Group Partnership L.P. (“KKR Group Partnership”) is the intermediate holding company that owns the entirety of
KKR’s business. Unless otherwise indicated, references to equity interests in KKR’s business, or to percentage interests in
KKR’s business, reflect the aggregate equity interests in KKR Group Partnership, and are net of amounts that have been allocated to carry pool participants and any other holders of minority interests in KKR Group Partnership. References to a
“KKR Group Partnership Unit” refer to one Class A partner interest in KKR Group Partnership for periods on and after January
1, 2020. “Exchangeable securities” refers to securities that have the right to acquire KKR Group Partnership Units and to exchange them for our shares of common stock. As of the date of this report, our only outstanding exchangeable securities are (i) restricted holdings units issued through KKR Holdings II L.P. (“KKR Holdings II”), which are issued under the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the “2019 Equity Incentive Plan”), and (ii) restricted holdings units issued through KKR Holdings III L.P. (“KKR Holdings III”), which are not issued under the 2019 Equity Incentive Plan. In the future, we may issue securities other than restricted holdings units that may constitute exchangeable securities.
On October 8, 2021, KKR entered into a Reorganization Agreement (the “Reorganization Agreement”) with KKR Holdings
L.P. (“KKR Holdings”), KKR Management, Associates Holdings, and the other parties thereto. Pursuant to the Reorganization
Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, including (a) the acquisition by KKR of KKR Holdings and all of the KKR Group Partnership Units held by it (which as noted below was completed), (b) the future elimination of voting control by KKR Management and the Series I preferred stock held by it, (c) the future establishment of voting rights for all common stock on a one vote per share basis, including with respect to the election of directors, and (d) the future control of the carry pool by KKR. On May 31, 2022, KKR completed the acquisition of KKR Holdings and the 258.3 million KKR Group Partnership Units held by it, and in exchange KKR issued and delivered 266.8 million shares of common stock to the limited partners of KKR Holdings. On the “Sunset
Date” (which will occur no later than December 31, 2026), KKR will cancel the Series I preferred stock, establish voting rights for all common stock on a one vote per share basis, and acquire control of the carry pool. For more information about the
Reorganization Agreement, see Note 1 “Organization” in our financial statements included in this report.
KKR’s asset management business is conducted by Kohlberg Kravis Roberts & Co. L.P. and various other subsidiaries of
KKR & Co. Inc. other than Global Atlantic. KKR’s insurance business is operated by Global Atlantic, in which KKR acquired a majority controlling interest on February 1, 2021 and of which KKR acquired all the remaining equity interests in Global
Atlantic on January 2, 2024 (the “2024 GA Acquisition”). KJR Management (“KJRM”) is a Japanese real estate asset manager, which KKR acquired on April 28, 2022.
References to our “funds,” “vehicles,” or “investment vehicles” refer to a wide array of investment funds, vehicles, and accounts that are advised, managed, or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations
(“CLOs”), certain operating companies, and business development companies (each, a “BDC”), unless the context requires otherwise. These references do not include the investment funds, vehicles, or accounts of any hedge fund partnership or any other third-party asset manager with which we have formed a strategic partnership or have acquired a minority ownership interest. Unless the context requires otherwise, references to “fund investors” or “investors in our investment vehicles” refers to the third-party investors in these funds and investment vehicles. References to “strategic investor partnerships” refers to separately managed accounts with certain investors, which typically have investment periods longer than our traditional funds and typically provide for investments across different investment strategies. References to “hedge fund partnerships”
refers to strategic partnerships with third-party hedge fund managers in which KKR owns a minority stake.
Unless otherwise indicated, references in this report to our outstanding common stock on a fully exchanged and diluted basis reflect (i) actual shares of common stock outstanding, (ii) shares of common stock issuable pursuant to equity grants actually granted pursuant to the 2019 Equity Incentive Plan, and (iii) shares of common stock issuable from exchangeable securities, including vested partnership interests in KKR Holdings III. Our outstanding common stock on a fully exchanged and diluted basis does not include shares of common stock available for issuance pursuant to the 2019 Equity Incentive Plan for which equity grants have not yet been granted or any shares of common stock into which all outstanding shares of Series D
Mandatory Convertible Preferred Stock are convertible.
In this report, the term “GAAP” refers to accounting principles generally accepted in the United States of America. We disclose certain financial measures in this report that are calculated and presented using methodologies other than in accordance with GAAP, including Adjusted Net Income, Total Asset Management Segment Revenues, Total Segment Earnings,
Total Investing Earnings, Total Operating Earnings, FRE, and Strategic Holdings Operating Earnings. We believe that providing these performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's businesses. These non-GAAP financial measures should not be considered as a substitute for similar financial measures calculated in accordance with GAAP. We caution readers that these non-GAAP financial measures may differ from the calculations of other investment managers, and as a result, may not be comparable to similar measures presented by other investment managers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under
“Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Balance Sheet Measures
—Reconciliations to GAAP Measures.” This report also uses the terms AUM, FPAUM, and capital invested. You should note that our calculations of these and other operating metrics may differ from the calculations of other investment managers and, as a result, may not be comparable to similar metrics presented by other investment managers. These non-GAAP and operating metrics are defined in the section “Management's Discussion and Analysis of Financial Condition and Results of
Operations—Key Segment and Non-GAAP Performance Measures—Other Terms and Capital Metrics.”
The use of any defined term in this report to mean more than one entity, person, security, or other item collectively is solely for convenience of reference and in no way implies that such entities, persons, securities, or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms “KKR,” “we” and “our” in this report to refer to KKR & Co. Inc. and its subsidiaries, each subsidiary of KKR & Co. Inc. is a standalone legal entity that is separate and distinct from KKR & Co. Inc. and any of its other subsidiaries. Any KKR entity (including any Global Atlantic entity) referenced herein is responsible for its own financial, contractual, and legal obligations. Additionally, references to “including“ are for the purpose of illustration and shall be read to mean “including without limitation“ unless the context explicitly requires otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)
	June 30, 2026	December 31, 2025
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$10,505,046	$9,380,874
Restricted Cash and Cash Equivalents	11,377	48,033
Investments	127,562,542	127,948,305
Due from Affiliates	2,729,396	2,307,701
Other Assets	6,916,958	6,294,381
	147,725,319	145,979,294
Insurance
Cash and Cash Equivalents	$10,575,004	$7,511,273
Restricted Cash and Cash Equivalents	110,767	211,610
Investments	189,204,380	192,009,748
Reinsurance Recoverable	50,724,576	48,022,605
Insurance Intangible Assets	6,039,981	5,905,228
Other Assets	6,257,988	6,662,911
Separate Account Assets	3,825,222	3,841,403
	266,737,918	264,164,778
Total Assets	$414,463,237	$410,144,072

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$49,682,423	$49,117,744
Due to Affiliates	387,953	442,362
Accrued Expenses and Other Liabilities	15,673,253	14,348,335
	65,743,629	63,908,441
Insurance
Policy Liabilities (market risk benefit liabilities: $1,479,997 and $1,349,774, as of June 30, 2026 and December 31, 2025, respectively.)	$205,499,130	$205,558,727
Debt Obligations	3,794,785	3,820,407
Funds Withheld Payable at Interest	49,766,196	46,822,744
Accrued Expenses and Other Liabilities	4,372,178	3,341,695
Reinsurance Liabilities	1,011,843	1,218,744
Separate Account Liabilities	3,825,222	3,841,403
	268,269,354	264,603,720
Total Liabilities	334,012,983	328,512,161

Commitments and Contingencies (See Note 24)

Redeemable noncontrolling interests (See Note 23)	3,068,273	2,710,242

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
(Amounts in Thousands, Except Share and Per Share Data)
	June 30, 2026	December 31, 2025

Stockholders' Equity
Series D Mandatory Convertible Preferred Stock, $0.01 par value. 51,750,000 shares, issued and outstanding as of June 30, 2026 and December 31, 2025.	2,543,404	2,543,404
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 897,776,609 and 891,451,844 shares, issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	8,978	8,914
Additional Paid-In Capital	18,804,944	19,041,497
Retained Earnings	14,569,374	13,884,438
Accumulated Other Comprehensive Income (Loss)	(4,879,301)	(4,575,692)
Total KKR & Co. Inc. Stockholders' Equity	31,047,399	30,902,561
Noncontrolling Interests (See Note 22)	46,334,582	48,019,108
Total Equity	77,381,981	78,921,669
Total Liabilities and Equity	$414,463,237	$410,144,072
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED) (CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities (“VIEs“). As of June 30, 2026 and December 31, 2025, KKR's
consolidated VIEs consist primarily of (i) certain collateralized financing entities (“CFEs“) including those CFEs holding collateralized loan obligations (“CLOs“), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors, and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	June 30, 2026
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$3,062,608	$1,403,143	$—	$4,465,751
Restricted Cash and Cash Equivalents	—	11,377	—	11,377
Investments	30,310,113	73,607,060	—	103,917,173
Other Assets	725,025	444,235	—	1,169,260
	34,097,746	75,465,815	—	109,563,561
Insurance
Cash and Cash Equivalents	—	—	1,165,729	1,165,729
Investments	—	—	30,092,055	30,092,055
Accrued Investment Income	—	—	223,886	223,886
Other Assets	—	—	471,721	471,721
	—	—	31,953,391	31,953,391
Total Assets	$34,097,746	$75,465,815	$31,953,391	$141,516,952

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$30,243,743	$6,038,716	$—	$36,282,459
Accrued Expenses and Other Liabilities	2,217,272	792,296	—	3,009,568
	32,461,015	6,831,012	—	39,292,027
Insurance
Debt Obligations	—	—	227,400	227,400
Accrued Expenses and Other Liabilities	—	—	575,919	575,919

	—	—	803,319	803,319
Total Liabilities	$32,461,015	$6,831,012	$803,319	$40,095,346
KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED) (CONTINUED)
(Amounts in Thousands)

	December 31, 2025
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$2,726,050	$1,435,888	$—	$4,161,938
Restricted Cash and Cash Equivalents	—	48,033	—	48,033
Investments	30,673,565	77,327,933	—	108,001,498
Other Assets	858,433	345,779	—	1,204,212
	34,258,048	79,157,633	—	113,415,681
Insurance
Cash and Cash Equivalents	—	—	1,381,836	1,381,836
Investments	—	—	31,201,795	31,201,795
Other Assets	—	—	788,325	788,325
	—	—	33,371,956	33,371,956
Total Assets	$34,258,048	$79,157,633	$33,371,956	$146,787,637

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$30,227,885	$6,664,740	$—	$36,892,625
Accrued Expenses and Other Liabilities	2,068,666	1,007,545	—	3,076,211
	32,296,551	7,672,285	—	39,968,836
Insurance
Debt Obligations	—	—	197,400	197,400
Accrued Expenses and Other Liabilities	—	—	566,466	566,466
	—	—	763,866	763,866
Total Liabilities	$32,296,551	$7,672,285	$763,866	$40,732,702
See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Asset Management and Strategic Holdings
Fees and Other	$1,180,442	$924,434	$2,367,284	$1,811,244
Capital Allocation-Based Income (Loss)	1,022,381	910,732	1,864,234	2,069,837
	2,202,823	1,835,166	4,231,518	3,881,081
Insurance
Net Premiums	697,036	730,242	1,259,006	1,053,606
Policy Fees	339,769	334,974	665,463	673,447
Net Investment Income	2,039,122	1,863,346	4,028,186	3,646,626
Net Investment-Related Gains (Losses)	378,590	239,151	(274,107)	(1,197,186)
Other Income	68,551	85,964	133,808	141,452
	3,523,068	3,253,677	5,812,356	4,317,945
Total Revenues	5,725,891	5,088,843	10,043,874	8,199,026

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	1,189,556	1,077,597	2,241,237	2,410,700
Occupancy and Related Charges	39,464	34,640	77,301	69,105
General, Administrative and Other	450,242	323,997	831,971	624,329
	1,679,262	1,436,234	3,150,509	3,104,134
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $21,522 and $107,860, and $(10,867) and $210,527, for the three and six months ended June 30, 2026 and 2025, respectively; remeasurement (gain) loss on policy liabilities: $— and $—, and $— and $42,252 for the three and six months ended June 30, 2026 and 2025, respectively.)	3,308,522	2,791,705	5,188,550	4,499,999
Amortization of Policy Acquisition Costs	90,324	80,800	233,245	178,771
Interest Expense	74,633	70,830	148,514	140,401
Policy and Other Operating Expense	253,518	366,875	555,576	654,094
	3,726,997	3,310,210	6,125,885	5,473,265
Total Expenses	5,406,259	4,746,444	9,276,394	8,577,399

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	797,254	747,734	480,875	1,834,325
Dividend Income	227,056	336,143	495,073	610,033
Interest Income	732,793	809,883	1,474,384	1,595,740
Interest Expense	(702,751)	(707,391)	(1,380,938)	(1,361,890)
Total Investment Income (Loss)	1,054,352	1,186,369	1,069,394	2,678,208

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (Loss) Before Taxes	1,373,984	1,528,768	1,836,874	2,299,835

Income Tax Expense (Benefit)	246,105	174,304	431,490	260,873

Net Income (Loss)	1,127,879	1,354,464	1,405,384	2,038,962
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	54,252	68,175	53,269	76,669
Net Income (Loss) Attributable to Noncontrolling Interests	373,145	776,166	246,404	1,638,094
Net Income (Loss) Attributable to KKR & Co. Inc.	700,482	510,123	1,105,711	324,199

Series D Mandatory Convertible Preferred Stock Dividends	40,429	37,736	80,859	37,736

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$660,053	$472,387	$1,024,852	$286,463

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$0.74	$0.53	$1.15	$0.31
Diluted	$0.70	$0.50	$1.08	$0.29
Weighted Average Shares of Common Stock Outstanding
Basic	895,585,447	890,716,083	893,377,678	889,488,212
Diluted	945,581,938	954,209,566	949,892,385	955,811,238
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income (Loss)	$1,127,879	$1,354,464	$1,405,384	$2,038,962

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	237,564	334,955	(477,983)	1,791,304

Net effect of changes in discount rates and instrument- specific credit risk on policy liabilities	(27,647)	(92,300)	198,568	(277,884)

Foreign Currency Translation Adjustments	(54,225)	162,282	(83,104)	302,987

Comprehensive Income (Loss)	1,283,571	1,759,401	1,042,865	3,855,369

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	54,252	68,175	53,269	76,669
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	373,967	775,120	276,810	1,643,047

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$855,352	$916,106	$712,786	$2,135,653

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Amounts	Shares	Amounts	Shares
Series D Mandatory Convertible Preferred Stock
Beginning of Period	$2,543,404	51,750,000	$2,543,404	51,750,000
End of Period	2,543,404	51,750,000	2,543,404	51,750,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,894	889,413,785	8,914	891,451,844
Net Delivery of Common Stock (Equity Incentive Plan)	71	7,045,381	71	7,046,646
Repurchases of Common Stock	(3)	(328,544)	(24)	(2,502,514)
Exchange of KKR Restricted Holdings Units	1	112,243	2	231,784
Private Placement Share Issuance	—	—	—	15,105
Impact of Acquisition - Arctos (See Note 25)	15	1,533,744	15	1,533,744
End of Period	8,978	897,776,609	8,978	897,776,609
Additional Paid-In Capital
Beginning of Period	18,976,939		19,041,497
Net Delivery of Common Stock (Equity Incentive Plan)	(117,352)		(117,416)
Repurchases of Common Stock	(41,973)		(233,196)
Equity-Based Compensation (Non-Cash Contribution)	85,111		169,156
Impact of Acquisition - Arctos (See Note 25)	306,289		306,289
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	(463,089)		(407,358)
Tax Effects of Changes in Ownership and Other	59,019		45,972
End of Period	18,804,944		18,804,944
Retained Earnings
Beginning of Period	14,084,430		13,884,438
Net Income (Loss) Attributable to KKR & Co. Inc.	700,482		1,105,711
Series D Mandatory Convertible Preferred Stock Dividends ($0.7812 and $1.5625 per share)	(40,429)		(80,859)
Common Stock Dividends ($0.195 and $0.380 per share)	(175,109)		(339,916)
End of Period	14,569,374		14,569,374
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(5,117,514)		(4,575,692)
Other Comprehensive Income (Loss)	154,870		(392,925)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	83,343		89,316
End of Period	(4,879,301)		(4,879,301)
Total KKR & Co. Inc. Stockholders' Equity	31,047,399		31,047,399
Noncontrolling Interests (See Note 22)	46,334,582		46,334,582
Total Equity	$77,381,981		$77,381,981

Redeemable Noncontrolling Interests (See Note 23)	$3,068,273		$3,068,273

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Amounts	Shares	Amounts	Shares
Series D Mandatory Convertible Preferred Stock
Beginning of Period	$2,543,404	51,750,000	$—	—
Issuance of Series D Mandatory Convertible Preferred Stock	—	—	2,543,404	51,750,000
End of Period	2,543,404	51,750,000	2,543,404	51,750,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,882	888,250,332	8,882	888,232,174
Net Delivery of Common Stock (Equity Incentive Plan)	24	2,428,451	24	2,440,433
Repurchases of Common Stock	—	(36,411)	—	(36,411)
Clawback of Transfer Restricted Shares	—	—	—	(1,882)
Exchange of KKR Restricted Holdings Units	3	296,406	3	296,406
Private Placement Share Issuance	—	—	—	8,058
End of Period	8,909	890,938,778	8,909	890,938,778
Additional Paid-In Capital
Beginning of Period	18,612,895		18,406,718
Net Delivery of Common Stock (Equity Incentive Plan)	(106,103)		(106,797)
Repurchases of Common Stock	(3,362)		(3,362)
Equity-Based Compensation (Non-Cash Contribution)	76,997		158,984
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	56,998		179,876
Tax Effects of Changes in Ownership and Other	2,736		4,742
End of Period	18,640,161		18,640,161
Retained Earnings
Beginning of Period	11,941,148		12,282,513
Net Income (Loss) Attributable to KKR & Co. Inc.	510,123		324,199
Series D Mandatory Convertible Preferred Stock Dividends ($0.72920 per share for the three and six months ended June 30, 2025)	(37,736)		(37,736)
Common Stock Dividends ($0.185 and $0.36 per share)	(164,807)		(320,248)
End of Period	12,248,728		12,248,728
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(5,636,342)		(7,046,545)
Other Comprehensive Income (Loss)	405,983		1,811,454
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	8,386		13,118
End of Period	(5,221,973)		(5,221,973)
Total KKR & Co. Inc. Stockholders' Equity	28,219,229		28,219,229
Noncontrolling Interests (See Note 22)	40,755,618		40,755,618
Total Equity	$68,974,847		$68,974,847

Redeemable Noncontrolling Interests (See Note 23)	$1,993,598		$1,993,598
See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)
	Six Months Ended June 30,
	2026	2025
Operating Activities
Net Income (Loss)	$1,405,384	$2,038,962
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based Compensation	405,972	357,200
Net Realized (Gains) Losses – Asset Management and Strategic Holdings	(752,114)	(290,849)
Change in Unrealized (Gains) Losses – Asset Management and Strategic Holdings	271,239	(1,543,476)
Capital Allocation-Based (Income) Loss – Asset Management and Strategic Holdings	(1,864,234)	(2,069,837)
Net Investment and Policy Liability-Related (Gains) Losses – Insurance	973,692	2,347,869
Net Accretion and Amortization	(119,412)	(84,654)
Interest Credited to Policyholder Account Balances (net of Policy Fees) – Insurance	2,876,488	2,395,584
Other Non-Cash Amounts	218,008	346,152
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided – Insurance	—	87,399
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable – Insurance	158,184	337,647
Change in Deferred Policy Acquisition Costs – Insurance	(423,441)	(483,726)
Change in Policy Liabilities and Accruals, Net – Insurance	491,646	85,741
Change in Consolidation	(15,393)	(145)
Change in Due from / to Affiliates	(487,348)	(138,947)
Change in Other Assets	(54,914)	(631,335)
Change in Accrued Expenses and Other Liabilities	842,592	1,630,187
Investments Purchased – Asset Management and Strategic Holdings	(17,332,485)	(17,929,110)
Proceeds from Investments – Asset Management and Strategic Holdings	18,405,338	16,533,820
Net Cash Provided (Used) by Operating Activities	4,999,202	2,988,482

Investing Activities
Acquisitions, Net	(176,640)	—
Purchases of Fixed Assets	(75,998)	(88,207)
Investments Purchased – Insurance	(43,656,273)	(44,677,353)
Proceeds from Investments – Insurance	46,864,909	39,712,618
Other Investing Activities, Net	26,778	15,539
Net Cash Provided (Used) by Investing Activities	2,982,776	(5,037,403)

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(Amounts in Thousands)
	Six Months Ended June 30,
	2026	2025

Financing Activities
Series D Mandatory Convertible Preferred Stock Dividends	(80,859)	(37,736)
Common Stock Dividends	(339,916)	(320,248)
Distributions to Redeemable Noncontrolling Interests	(76,173)	(18,800)
Contributions from Redeemable Noncontrolling Interests	477,306	364,629
Distributions to Noncontrolling Interests	(3,701,216)	(1,929,065)
Contributions from Noncontrolling Interests	2,489,757	1,896,925
Issuance of Series D Mandatory Convertible Preferred Stock (net of issuance costs)	—	2,543,404
Net Delivery of Common Stock (Equity Incentive Plan)	(117,345)	(106,773)
Repurchases of Common Stock	(233,220)	(3,362)
Proceeds from Debt Obligations	9,832,951	9,618,398
Repayment of Debt Obligations	(8,499,445)	(9,565,013)
Financing Costs Paid	(28,454)	(20,237)
Additions to Contractholder Deposit Funds – Insurance	9,954,125	12,950,302
Withdrawals from Contractholder Deposit Funds – Insurance	(13,394,334)	(10,878,878)
Reinsurance Transactions, Net of Cash Provided – Insurance	401	—
Other Financing Activity, Net	(162,528)	100,377
Net Cash Provided (Used) by Financing Activities	(3,878,950)	4,593,923

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(52,624)	143,218

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$4,050,404	$2,688,220
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	17,151,790	15,367,953
Cash, Cash Equivalents and Restricted Cash, End of Period	$21,202,194	$18,056,173

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$9,380,874	$8,535,048
Restricted Cash and Cash Equivalents	48,033	138,948
Total Asset Management and Strategic Holdings	9,428,907	8,673,996
Insurance
Cash and Cash Equivalents	$7,511,273	$6,343,445
Restricted Cash and Cash Equivalents	211,610	350,512
Total Insurance	7,722,883	6,693,957

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$17,151,790	$15,367,953

End of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$10,505,046	$10,729,004
Restricted Cash and Cash Equivalents	11,377	52,056
Total Asset Management and Strategic Holdings	10,516,423	10,781,060
Insurance
Cash and Cash Equivalents	$10,575,004	$7,095,216
Restricted Cash and Cash Equivalents	110,767	179,897
Total Insurance	10,685,771	7,275,113

Cash, Cash Equivalents and Restricted Cash, End of Period	$21,202,194	$18,056,173

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(Amounts in Thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$1,450,610	$1,287,890
Payments for Income Taxes, Net of Refunds	$315,831	$525,704
Payments for Operating Lease Liabilities	$50,033	$31,847

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$1,368	$150
Non-Cash Distribution to Noncontrolling Interests	$(47,266)	$—
Non-Cash Distribution to Redeemable Noncontrolling Interests	$(11,898)	$(14,077)
Non-Cash Repayment of Debt Obligations	$—	$(100,000)
Debt Obligations – Net Gains (Losses), Translation and Other	$768,493	$(1,646,482)
Non-Cash Consideration for Arctos Acquisition	$406,304	$—
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$127	$—

Change in Consolidation
Investments – Asset Management and Strategic Holdings	$(1,601,203)	$2,391,477
Other Assets	$(7,725)	$(2,147)
Debt Obligations	$(144,715)	$—
Accrued Expenses and Other Liabilities	$(3,774)	$(19)
Noncontrolling Interests	$(1,327,192)	$2,391,392
Redeemable Noncontrolling Interests	$(144,526)	$—

See notes to financial statements.

KKR & CO. INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)
1. ORGANIZATION
KKR & Co. Inc. (NYSE: KKR), through its subsidiaries (collectively, “KKR“), is a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions. KKR aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and supporting growth in its portfolio companies and communities. KKR sponsors investment funds that invest in private equity, credit, and real assets and has strategic partners that manage hedge funds. KKR’s insurance subsidiaries offer retirement, life, and reinsurance products under the management of The Global Atlantic Financial Group LLC (“TGAFG“ and, together with its insurance companies and other subsidiaries, “Global Atlantic“).
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. (“KKR Group Partnership“). KKR & Co. Inc. both indirectly controls KKR Group
Partnership and indirectly holds Class A partner interests in KKR Group Partnership (“KKR Group Partnership Units“)
representing economic interests in KKR's business. As of June 30, 2026, KKR & Co. Inc. held indirectly approximately 97.2% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR current and former employees through restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. (“exchangeable securities“). As limited partner interests, these KKR Group
Partnership Units are non-voting and do not entitle anyone other than KKR to manage its business and affairs. KKR Group
Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates Holdings
L.P. (“Associates Holdings“) and outstanding preferred units with economic terms that mirror the KKR & Co. Inc. 6.25% Series
D Mandatory Convertible Preferred Stock (the “Series D Mandatory Convertible Preferred Stock”).
In this report, references to “KKR,“ refer to KKR & Co. Inc. and its subsidiaries, including Global Atlantic, unless the context requires otherwise, especially in sections where “KKR“ is intended to refer to the asset management and strategic holdings businesses only. References to our “funds,“ “vehicles“ or “investment vehicles“ refer to a wide array of investment funds, vehicles, and accounts that are advised, managed or sponsored by one or more subsidiaries of KKR, including collateralized loan obligations (“CLOs“), certain operating companies and business development companies (“BDCs“), unless the context requires otherwise.
Reorganization Agreement
On October 8, 2021, KKR entered into a Reorganization Agreement (the “Reorganization Agreement“) with KKR Holdings
L.P. (“KKR Holdings“), KKR Management LLP (which holds the sole outstanding share of Series I preferred stock), Associates
Holdings, and the other parties thereto. Pursuant to the Reorganization Agreement, the parties agreed to undertake a series of integrated transactions to effect a number of transformative structural and governance changes, some of which were completed on May 31, 2022, and other changes to be completed in the future. On May 31, 2022, KKR completed the merger transactions (“Reorganization Mergers“) contemplated by the Reorganization Agreement pursuant to which KKR acquired KKR
Holdings (which changed its name to KKR Group Holdings L.P.) and all of the KKR Group Partnership Units held by it.
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
The “Sunset Date” will be the earlier of (i) December 31, 2026 and (ii) the six-month anniversary of the first date on which the death or permanent disability of both Mr. Henry Kravis and Mr. George Roberts (collectively, “Co-Founders“) has occurred
(or any earlier date consented to by KKR Management LLP in its sole discretion). In addition, KKR Management LLP agreed not to transfer its ownership of the sole share of Series I Preferred Stock, and, the changes to occur effective on the Sunset Date are unconditional commitments of the parties to the Reorganization Agreement.
Acquisition of Arctos
On May 4, 2026, KKR completed the previously announced acquisition of 100% of Arctos Management Company, LLC
(“Arctos”, and the acquisition, the “Arctos Acquisition”), an investment firm that provides strategic growth capital and liquidity solutions to sports franchises and fund sponsors. See Note 25 “Acquisition” and Note 19 “Equity-based
Compensation” in our financial statements for further details on the transaction.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements of KKR & Co. Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to this Quarterly Report on Form 10-Q. The condensed consolidated financial statements (referred to hereafter as the
"financial statements"), including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the financial statements are presented fairly and that estimates made in preparing the financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The consolidated balance sheet data as of December 31, 2025 were derived from audited financial statements included in KKR & Co. Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC“) on February 27, 2026 (our “Annual
Report”), and the financial statements should be read in conjunction with the audited financial statements included therein.
Additionally, in the accompanying financial statements, the condensed consolidated statements of financial condition are referred to hereafter as the “consolidated statements of financial condition”; the condensed consolidated statements of operations are referred to hereafter as the “consolidated statements of operations”; the condensed consolidated statements of comprehensive income (loss) are referred to hereafter as the "consolidated statements of comprehensive income (loss)”;
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
The presentations in the consolidated statement of financial condition and consolidated statement of operations reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, which manages the operations of the Strategic Holdings segment
(see Note 21 “Segment Reporting” of our financial statements), each of which possess distinct characteristics. As a result, KKR developed a two-tiered approach for the financial statements presentation, where Global Atlantic's insurance operations are presented separately from KKR's asset management business. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations and that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are only obligations of the insurance companies that issued or assumed them. If a traditional aggregate presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations, but would also reduce the level of information presented. KKR also believes that using a traditional aggregate presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report.
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
For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the Annual Report. Other than the items listed below, during the six months ended June 30, 2026, there were no significant updates to KKR’s significant accounting policies.
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
Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock
In April 2026, the FASB issued ASU 2026-01, “Equity: Measurement of Paid-in-Kind Dividends on Equity-Classified
Preferred Stock (Topic 505)” (“ASU 2026-01”), which requires that an issuer initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock on the basis of the PIK dividend rate stated in the preferred stock agreement. The amendments in ASU 2026-01 are effective for annual and interim reporting periods beginning after December 15, 2026. KKR is currently evaluating the impact of this guidance on its consolidated financial statements and disclosures.

3. REVENUES – ASSET MANAGEMENT AND STRATEGIC HOLDINGS
For the three and six months ended June 30, 2026 and 2025, respectively, Asset Management and Strategic Holdings revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management Fees	$829,522	$592,816	$1,589,351	$1,124,515
Fee Credits	(180,234)	(134,720)	(320,933)	(270,982)
Transaction Fees	370,679	345,209	748,762	733,538
Monitoring Fees	64,439	53,090	124,261	101,761
Incentive Fees	14,394	13,790	61,792	15,118
Expense Reimbursements	52,047	29,494	107,615	61,702
Consulting Fees	29,595	24,755	56,436	45,592
Total Fees and Other	1,180,442	924,434	2,367,284	1,811,244

Carried Interest	937,962	800,521	1,753,993	1,868,783
General Partner Capital Interest	84,419	110,211	110,241	201,054
Total Capital Allocation-Based Income (Loss)	1,022,381	910,732	1,864,234	2,069,837

Total Revenues	$2,202,823	$1,835,166	$4,231,518	$3,881,081

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
financial instruments during a period. Upon disposition of an investment or financial instrument, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$701,297	$164,055	$865,352	$318,207	$1,417,069	$1,735,276
Credit (1)	(16,649)	(38,604)	(55,253)	(3,161)	123,699	120,538
Investments of Consolidated CFEs (1)	(176,999)	371,159	194,160	(54,082)	46,252	(7,830)
Real Assets (1)	137,065	(156,957)	(19,892)	11,966	184,101	196,067
Other Investments (1)	30,242	(43,652)	(13,410)	15,085	131,117	146,202
Foreign Exchange Forward Contracts and Options (2)	(31,400)	(50,900)	(82,300)	(62,213)	(1,164,963)	(1,227,176)
Securities Sold Short (2)	—	(6,521)	(6,521)	(1,287)	(7,400)	(8,687)
Other Derivatives (2)	(12,260)	(8,300)	(20,560)	(6,338)	(1,969)	(8,307)
Debt Obligations and Other (3)	14,331	(78,653)	(64,322)	2,443	(200,792)	(198,349)
Net Gains (Losses) From Investment Activities (4)	$645,627	$151,627	$797,254	$220,620	$527,114	$747,734

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$826,242	$(500,283)	$325,959	$686,643	$2,487,535	$3,174,178
Credit (1)	(37,518)	(201,610)	(239,128)	(86,140)	197,199	111,059
Investments of Consolidated CFEs (1)	(296,649)	(172,120)	(468,769)	(192,168)	(239,639)	(431,807)
Real Assets (1)	237,051	(141,972)	95,079	(28,847)	290,361	261,514
Other Investments (1)	79,476	(39,889)	39,587	(127,682)	461,351	333,669
Foreign Exchange Forward Contracts and Options (2)	(39,910)	422,246	382,336	21,613	(1,631,985)	(1,610,372)
Securities Sold Short (2)	(21,293)	9,173	(12,120)	(1,281)	(7,051)	(8,332)
Other Derivatives (2)	(16,275)	(9,596)	(25,871)	(6,322)	(2,692)	(9,014)
Debt Obligations and Other (3)	20,990	362,812	383,802	25,033	(11,603)	13,430
Net Gains (Losses) From Investment Activities (4)	$752,114	$(271,239)	$480,875	$290,849	$1,543,476	$1,834,325
(1)See Note 7 “Investments.”
(2)See Note 8 “Derivatives” and Note 14 “Other Assets and Accrued Expenses and Other Liabilities.”
(3)See Note 16 “Debt Obligations.”
(4)For the three and six months ended June 30, 2026 and 2025, net gains (losses) from Equity Method investments were $196.6 million and $291.7 million, respectively, and $415.3 million and $583.9 million, respectively.
5. NET INVESTMENT INCOME – INSURANCE
Net investment income for our Insurance segment is comprised primarily of (i) interest income, including amortization of premiums and accretion of discounts, (ii) dividend income from common and preferred stock, (iii) earnings from investments accounted for under equity method accounting, and (iv) lease income on real assets.
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed Maturity Securities	$1,673,117	$1,521,280	$3,351,757	$2,947,464
Mortgage and Other Loan Receivables	761,536	783,854	1,541,995	1,555,872
Real Assets	267,628	249,135	529,763	508,110
Short-Term and Other Investment Income	221,976	132,159	375,310	266,992
Income Assumed from Funds Withheld Receivable at Interest	16,850	12,774	33,836	32,254
Policy Loans	19,331	17,900	40,235	39,956
Income Ceded to Funds Withheld Payable at Interest	(701,763)	(635,648)	(1,390,390)	(1,255,845)
Total Investment Income (Losses)	2,258,675	2,081,454	4,482,506	4,094,803
Less Investment Expenses:
Investment Management and Administration	158,546	139,620	321,774	282,248
Real Asset Depreciation and Maintenance	31,143	59,505	71,316	123,237
Interest Expense on Derivative Collateral and Repurchase Agreements	29,864	18,983	61,230	42,692
Net Investment Income	$2,039,122	$1,863,346	$4,028,186	$3,646,626

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
receivable and payable at interest, (iv) unrealized gains (losses) from derivatives (excluding certain derivatives designated as hedge accounting instruments), and (v) allowances for credit losses, and other impairments of investments.
Net investment-related gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized Gains (Losses) on Available-For-Sale Fixed Maturity Securities	$(168,682)	$(409,617)	$(266,498)	$(1,527,062)
(Addition To) Release of Credit Loss Allowances on Available-For- Sale Securities	(20,621)	(35,052)	(75,780)	(83,292)
(Addition To) Release of Credit Loss Allowances on Mortgage and Other Loan Receivables	(35,625)	16,601	(213,153)	(20,199)
(Addition To) Release of Credit Loss Allowances on Unfunded Commitments	1,909	1,959	6,180	2,329
Impairment of Available-for-Sale Fixed Maturity Securities Due to Intent to Sell	(53,372)	—	(53,372)	—
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	102,736	(39,098)	(181,547)	220,109
Unrealized Gains (Losses) on Other Investments Recognized Under the Fair-Value Option and Equity Investments	(70,461)	(40,360)	(112,736)	1,715
Unrealized Gains (Losses) on Real Assets	6,163	(6,070)	(6,106)	13,259
Realized Gains on Real Assets	5,074	6,894	21,849	17,395
Net Gains (Losses) on Derivative Instruments	740,487	525,792	706,039	(133,788)
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	6,831	39,822	35,838	115,808
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(1,797)	(13,217)	(3,572)	(63,484)
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	(38,912)	189,684	(89,220)	265,777
Other Realized Gains (Losses)	(95,140)	1,813	(42,029)	(5,753)
Net Investment-Related Gains (Losses)	$378,590	$239,151	$(274,107)	$(1,197,186)
Allowance for Credit Losses
Available-For-Sale Fixed Maturity Securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by
Global Atlantic:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$144,183	$173,372	$317,555	$75,762	$189,570	$265,332
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	13,609	2,500	16,109	19,104	1,517	20,621
Accretion of Initial Credit Loss Allowance on PCD Securities	—	168	168	—	158	158
Reductions Due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(7,841)	(5,513)	(13,354)	(419)	(10,024)	(10,443)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	3,255	1,257	4,512	9,037	5,394	14,431
Balances Charged Off	(47,683)	—	(47,683)	(20,443)	—	(20,443)
Balance, as of End of Period	$105,523	$171,784	$277,307	$83,041	$186,615	$269,656

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$108,859	$179,805	$288,664	$99,616	$175,706	$275,322
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	59,318	2,514	61,832	37,630	19,824	57,454
Accretion of Initial Credit Loss Allowance on PCD Securities	—	372	372	—	422	422
Reductions Due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(9,914)	(7,855)	(17,769)	(874)	(25,495)	(26,369)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	17,000	(3,052)	13,948	9,680	16,158	25,838
Balances Charged Off	(69,740)	—	(69,740)	(63,011)	—	(63,011)
Balance, as of End of Period	$105,523	$171,784	$277,307	$83,041	$186,615	$269,656
Mortgage and Other Loan Receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$434,350	$89,489	$194,108	$717,947	$351,031	$108,586	$159,230	$618,847
Net Provision (Release)	5,280	(12,531)	42,876	35,625	(14,924)	(22,548)	20,871	(16,601)
Charge-Offs	—	(401)	(88,380)	(88,781)	(315)	(1,444)	(32,975)	(34,734)
Recoveries of Amounts Previously Charged-Off	646	—	5,657	6,303	—	—	6,977	6,977
Balance, as of End of Period	$440,276	$76,557	$154,261	$671,094	$335,792	$84,594	$154,103	$574,489

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$407,450	$71,502	$129,542	$608,494	$326,057	$107,245	$181,106	$614,408
Net Provision (Release)	73,871	7,008	132,274	213,153	10,050	(20,668)	30,817	20,199
Charge-Offs	(41,691)	(1,953)	(120,803)	(164,447)	(315)	(1,983)	(70,158)	(72,456)
Recoveries of Amounts Previously Charged-Off	646	—	13,248	13,894	—	—	12,338	12,338
Balance, as of End of Period	$440,276	$76,557	$154,261	$671,094	$335,792	$84,594	$154,103	$574,489

Proceeds and Gross Gains and Losses from Voluntary Sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale (“AFS”) fixed maturity securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
AFS Fixed Maturity Securities:
Proceeds from Voluntary Sales	$7,388,592	$7,853,663	$15,841,439	$19,984,077
Gross Gains	$27,858	$21,092	$107,858	$39,082
Gross Losses	$(212,728)	$(391,517)	$(383,862)	$(1,518,261)
7. INVESTMENTS
Investments consist of the following:

	June 30, 2026	December 31, 2025
Asset Management and Strategic Holdings
Private Equity	$54,136,752	$55,128,824
Credit	8,491,375	7,530,644
Investments of Consolidated CFEs	30,310,113	30,673,565
Real Assets	14,950,484	15,291,313
Equity Method - Capital Allocation-Based Income	12,323,070	11,842,627
Other Investments	7,350,748	7,481,332
Investments – Asset Management and Strategic Holdings (7)	$127,562,542	$127,948,305

Insurance
Fixed Maturity Securities, Available-For-Sale, at Fair Value(1)	$88,056,662	$90,587,056
Mortgage and Other Loan Receivables	48,754,106	53,638,617
Fixed Maturity Securities, Trading, at Fair Value(2)	25,809,785	25,233,959
Real Assets(3)(4)	15,313,257	15,030,980
Other Investments(4)(5)	7,377,983	3,542,920
Funds Withheld Receivable at Interest	2,249,450	2,324,346
Policy Loans	1,643,137	1,651,870
Investments – Insurance(6)	$189,204,380	$192,009,748

Total Investments	$316,766,922	$319,958,053
(1)Amortized cost of $94.7 billion and $96.7 billion, net of credit loss allowances of $277.3 million and $288.7 million as of June 30, 2026, and December 31,
2025, respectively.
(2)Amortized cost of $27.9 billion and $27.2 billion as of June 30, 2026, and December 31, 2025, respectively. Trading fixed maturity securities are primarily held to back funds withheld payable at interest. The investment performance on these investments is ceded to third-party reinsurers.
(3)Net of accumulated depreciation of $812.4 million and $782.2 million as of June 30, 2026, and December 31, 2025, respectively.
(4)Real assets of $1.1 billion as of both June 30, 2026 and December 31, 2025, respectively, and other investments of $795.0 million and $855.0 million as of
June 30, 2026, and December 31, 2025, respectively, are accounted for using the equity method of accounting. In addition, Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of real assets and other investments for which the fair value option has been elected was $795.7 million and $641.3 million, respectively, as of June 30, 2026, and the carrying amount of these investments was $730.7 million and $436.3 million, respectively, as of December 31, 2025. Global Atlantic's maximum exposure to loss related to equity method investments, including those for which fair value has been elected, is limited to the carrying value of these investments plus unfunded commitments of $401.9 million and $447.2 million as of June 30, 2026, and December 31, 2025, respectively. Real assets includes $2.4 billion of certain investments held for sale as of June 30, 2026; the estimated fair value of these assets, less costs to sell, exceeds their carrying value.
(5)Other investments include equity securities, limited partnership interests, investments in FHLB common stock, and other interests.
(6)From time to time, Global Atlantic makes investments with counterparties that are managed by or are affiliates of KKR. As of June 30, 2026, and
December 31, 2025, the carrying value reflects the elimination for the portion of applicable investments that are held in Asset Management and Strategic
Holdings consolidated investment vehicles and other entities.

(7)As of June 30, 2026, and December 31, 2025, investments of $10.0 billion and $11.5 billion were accounted for using the equity method of accounting within the asset classes Private Equity, Credit, Real Assets, and Other.
As of June 30, 2026, and December 31, 2025, there were no investments which represented greater than 5% of total investments.
Fixed Maturity Securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or Amortized Cost	Allowance for Credit Losses (1)(2)	Gross Unrealized		Fair Value
As of June 30, 2026			Gains	Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$506,875	$—	$36	$(118,772)	$388,139
U.S. State, Municipal and Political Subdivisions	2,712,643	—	2,529	(659,370)	2,055,802
Corporate	58,533,013	(105,523)	251,438	(5,597,806)	53,081,122
Residential Mortgage-Backed Securities, or “RMBS”	13,031,532	(103,209)	107,668	(243,849)	12,792,142
Commercial Mortgage-Backed Securities, or “CMBS”	7,241,186	(58,241)	46,778	(155,415)	7,074,308
CLOs	4,184,068	(3,095)	16,814	(20,645)	4,177,142
Asset-Backed Securities, or “ABSs”	8,507,842	(7,239)	53,395	(65,991)	8,488,007
Total AFS Fixed Maturity Securities	$94,717,159	$(277,307)	$478,658	$(6,861,848)	$88,056,662
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment gains (losses)) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed maturity securities of $(6.3) million.

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
impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed maturity securities of $(5.8) million.
The maturity distribution for AFS fixed maturity securities is as follows:

As of June 30, 2026	Cost or Amortized Cost (Net of Allowance)	Fair Value
Due in One Year or Less	$769,808	$764,080
Due After One Year Through Five Years	12,831,916	12,675,388
Due After Five Years Through Ten Years	13,968,098	13,845,061
Due After Ten Years	34,077,186	28,240,534
Subtotal	61,647,008	55,525,063
RMBS	12,928,323	12,792,142
CMBS	7,182,945	7,074,308
CLOs	4,180,973	4,177,142
ABSs and other structured securities	8,500,603	8,488,007
Total AFS Fixed Maturity Securities	$94,439,852	$88,056,662

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or Global Atlantic may have the right to put or sell the obligations back to the issuers. Structured securities are shown separately as they have periodic payments and are not due at a single maturity.
Securities in a Continuous Unrealized Loss Position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
As of June 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$81,130	$(825)	$300,344	$(117,947)	$381,474	$(118,772)
U.S. State, Municipal and Political Subdivisions	50,244	(512)	1,900,851	(658,858)	1,951,095	(659,370)
Corporate	20,360,604	(634,732)	13,984,553	(4,963,074)	34,345,157	(5,597,806)
RMBS	3,563,053	(38,934)	2,119,116	(204,915)	5,682,169	(243,849)
CMBS	1,202,107	(14,029)	1,106,495	(141,386)	2,308,602	(155,415)
CLOs	680,997	(7,929)	160,939	(12,716)	841,936	(20,645)
ABSs	3,326,770	(37,539)	535,913	(28,452)	3,862,683	(65,991)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$29,264,905	$(734,500)	$20,108,211	$(6,127,348)	$49,373,116	$(6,861,848)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$6,471	$(91)	$309,323	$(115,230)	$315,794	$(115,321)
U.S. State, Municipal and Political Subdivisions	63,324	(2,881)	2,218,719	(724,818)	2,282,043	(727,699)
Corporate	10,823,134	(318,232)	15,212,470	(5,124,875)	26,035,604	(5,443,107)
RMBS	924,438	(11,289)	2,394,460	(222,494)	3,318,898	(233,783)
CMBS	648,393	(8,421)	1,358,253	(165,241)	2,006,646	(173,662)
CLOs	445,694	(7,687)	175,420	(11,306)	621,114	(18,993)
ABSs	918,685	(8,027)	634,040	(30,007)	1,552,725	(38,034)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$13,830,139	$(356,628)	$22,302,685	$(6,393,971)	$36,132,824	$(6,750,599)
Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $228.1 million and $279.7 million as of June 30, 2026, and December 31, 2025, respectively. The single largest unrealized loss on AFS fixed maturity securities was $42.6 million and $43.8 million as of June 30, 2026, and December 31, 2025, respectively. Global
Atlantic had 5,249 and 4,294 securities in an unrealized loss position as of June 30, 2026, and December 31, 2025, respectively.
As of June 30, 2026, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of 2,614 fixed maturity securities. AFS fixed maturity securities in an unrealized loss position for 12 months or more with an allowance for credit losses had a fair value and gross unrealized losses of $1.1 billion and $105.6 million, respectively, as of June 30,
2026. These fixed maturity securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these fixed maturity securities since Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.

Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of the following:

	June 30, 2026	December 31, 2025
Commercial Mortgage Loans	$24,731,728	$27,023,582
Residential Mortgage Loans	20,471,063	21,697,199
Consumer Loans	3,144,780	3,927,619
Other Loan Receivables(1)	1,077,629	1,598,711
Total Mortgage and Other Loan Receivables(2)	$49,425,200	$54,247,111
Allowance for Credit Losses(3)	(671,094)	(608,494)
Total Mortgage and Other Loan Receivables, Net of Allowance for Credit Losses	$48,754,106	$53,638,617
(1)As of June 30, 2026, other loan receivables consisted primarily of business loans, renewable energy development loans, warehouse facility loans backed by agricultural mortgages, loans collateralized by aircraft, and loans collateralized by residential mortgages, of $357.3 million, $192.0 million, $191.8 million, $115.9 million and $200.0 million, respectively. As of December 31, 2025, other loan receivables consisted primarily of business loans, warehouse facility loans backed by agricultural mortgages, renewable energy development loans, loans collateralized by aircraft, and loans collateralized by residential mortgages, of $415.6 million, $368.5 million, $347.2 million, $245.7 million, and $200.2 million, respectively.
(2)Includes $12.6 billion and $11.2 billion of loans carried at fair value using the fair value option as of June 30, 2026, and December 31, 2025, respectively.
These loans had unpaid principal balances of $12.9 billion and $11.3 billion as of June 30, 2026, and December 31, 2025, respectively.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(38.2) million and $(41.6) million as of June 30,
2026, and December 31, 2025, respectively.
The maturity distribution for residential and commercial mortgage loans was as follows as of June 30, 2026:

Years	Residential	Commercial	Total Mortgage Loans
Remainder of 2026	$166,943	$4,377,133	$4,544,076
2027	508,464	9,691,390	10,199,854
2028	106,831	3,057,646	3,164,477
2029	4,154	2,160,899	2,165,053
2030	1,566	912,742	914,308
2031	293,901	1,574,956	1,868,857
Thereafter	19,389,204	2,956,962	22,346,166
Total	$20,471,063	$24,731,728	$45,202,791
Actual maturities could differ from contractual maturities because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.
Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage Loans – Carrying Value by Geographic Region	June 30, 2026		December 31, 2025
South Atlantic	$12,094,434	26.8%	$12,800,157	26.3%
Pacific	10,815,216	23.9%	11,597,170	23.8%
Middle Atlantic	5,900,382	13.1%	6,366,894	13.1%
West South Central	4,978,893	11.0%	5,653,175	11.6%
Mountain	3,469,453	7.7%	4,070,774	8.4%
New England	1,714,942	3.8%	1,745,938	3.6%
East North Central	1,452,826	3.2%	1,500,393	3.1%
East South Central	995,842	2.2%	999,681	2.1%
West North Central	350,726	0.8%	429,716	0.9%
International	2,525,612	5.6%	2,647,870	5.4%
Other Regions	904,465	1.9%	909,013	1.7%
Total by Geographic Region	$45,202,791	100.0%	$48,720,781	100.0%

Mortgage Loans – Carrying Value by Property Type	June 30, 2026		December 31, 2025
Residential	$20,471,063	45.3%	$21,697,199	44.5%
Multi-Family	12,023,831	26.6%	13,168,408	27.0%
Industrial	5,953,664	13.2%	6,565,358	13.5%
Office Building	4,289,943	9.5%	4,677,864	9.6%
Other Property Types	1,477,563	3.3%	1,609,220	3.3%
Retail	856,188	1.9%	869,227	1.8%
Warehouse	130,539	0.2%	133,505	0.3%
Total by Property Type	$45,202,791	100.0%	$48,720,781	100.0%
As of June 30, 2026, and December 31, 2025, Global Atlantic had $296.4 million and $318.4 million of mortgage loans that were 90 days or more past due or are in the process of foreclosure, respectively, and have been classified as non-income producing (i.e., in a non-accrual status). Global Atlantic ceases accrual of interest on loans that are more than 90 days past due or are in the process of foreclosure and recognizes income as cash is received.
Credit Quality Indicators
Mortgage and Consumer Loan Receivable Performance Status
The following table represents the portfolio of mortgage and consumer loan receivables by origination year and performance status as of June 30, 2026, and December 31, 2025:

	By Year of Origination
Performance Status as of June 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Six Months Ended June 30, 2026	$—	$—	$—	$—	$—	$(41,691)	$(41,691)

Current	$326,601	$3,903,921	$4,925,310	$1,878,398	$4,590,601	$9,027,805	$24,652,636
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	—	—
90 Days or More Past Due or in Process of Foreclosure	—	—	—	—	—	79,092	79,092
Total Commercial Mortgage Loans	$326,601	$3,903,921	$4,925,310	$1,878,398	$4,590,601	$9,106,897	$24,731,728
Residential Mortgage Loans
Gross Charge-Offs for the Six Months Ended June 30, 2026	$—	$(231)	$(304)	$(327)	$(340)	$(751)	$(1,953)

Current	$1,434,650	$3,940,827	$5,222,931	$2,495,274	$2,158,755	$4,607,446	$19,859,883
30 to 59 Days Past Due	5,395	66,617	110,255	65,493	26,224	50,097	324,081
60 to 89 Days Past Due	—	7,604	27,070	16,185	3,781	15,158	69,798
90 Days or More Past Due or in Process of Foreclosure	—	39,845	77,433	38,191	19,280	42,552	217,301
Total Residential Mortgage Loans	$1,440,045	$4,054,893	$5,437,689	$2,615,143	$2,208,040	$4,715,253	$20,471,063

	By Year of Origination
Performance Status as of June 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Consumer Loans
Gross Charge-Offs for the Six Months Ended June 30, 2026	$—	$(139)	$(5,189)	$(8,385)	$(8,340)	$(42,822)	$(64,875)

Current	$—	$26,005	$271,835	$328,597	$546,553	$1,894,325	$3,067,315
30 to 59 Days Past Due	—	272	3,439	3,591	5,804	19,554	32,660
60 to 89 Days Past Due	—	63	1,989	2,046	2,785	8,804	15,687
90 Days or More Past Due or in Process of Foreclosure	—	463	4,521	4,768	5,959	13,407	29,118
Total Consumer Loans	$—	$26,803	$281,784	$339,002	$561,101	$1,936,090	$3,144,780
Total Mortgage and Consumer Loan Receivables	$1,766,646	$7,985,617	$10,644,783	$4,832,543	$7,359,742	$15,758,240	$48,347,571

	By Year of Origination
Performance Status as of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Twelve Months Ended December 31, 2025	$—	$—	$—	$—	$(1,824)	$(9,796)	$(11,620)

Current	$3,850,935	$5,015,588	$3,215,016	$5,163,206	$5,910,951	$3,822,886	$26,978,582
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	—	—
90 Days or More Past Due or in Process of Foreclosure	—	—	—	—	—	45,000	45,000
Total Commercial Mortgage Loans	$3,850,935	$5,015,588	$3,215,016	$5,163,206	$5,910,951	$3,867,886	$27,023,582
Residential Mortgage Loans
Gross Charge-Offs for the Twelve Months Ended December 31, 2025	$—	$(1,110)	$(726)	$(1,327)	$(149)	$(4,538)	$(7,850)

Current	$4,976,510	$6,334,704	$2,981,373	$1,689,316	$3,628,245	$1,357,231	$20,967,379
30 to 59 Days Past Due	52,368	117,945	78,904	24,199	33,931	39,770	347,117
60 to 89 Days Past Due	16,725	41,610	17,482	5,624	11,971	15,877	109,289
90 Days or More Past Due or in Process of Foreclosure	7,953	112,116	47,811	30,481	42,242	32,811	273,414
Total Residential Mortgage Loans	$5,053,556	$6,606,375	$3,125,570	$1,749,620	$3,716,389	$1,445,689	$21,697,199
Consumer Loans
Gross Charge-Offs for the Twelve Months Ended December 31, 2025	$(120)	$(7,198)	$(14,431)	$(18,485)	$(55,133)	$(41,338)	$(136,705)

Current	$31,390	$355,050	$385,236	$617,583	$1,123,889	$1,311,315	$3,824,463
30 to 59 Days Past Due	150	3,493	3,993	4,870	15,929	16,500	44,935
60 to 89 Days Past Due	117	2,318	3,035	3,583	8,398	9,477	26,928
90 Days or More Past Due or in Process of Foreclosure	160	3,107	3,965	6,419	8,050	9,592	31,293
Total Consumer Loans	$31,817	$363,968	$396,229	$632,455	$1,156,266	$1,346,884	$3,927,619
Total Mortgage and Consumer Loan Receivables	$8,936,308	$11,985,931	$6,736,815	$7,545,281	$10,783,606	$6,660,459	$52,648,400

Loan-to-Value Ratio on Mortgage Loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of June 30, 2026, and December 31, 2025:

Loan-to-Value as of June 30, 2026, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2026	$326,601	$—	$—	$326,601
2025	3,678,033	225,888	—	3,903,921
2024	4,633,847	291,463	—	4,925,310
2023	1,878,398	—	—	1,878,398
2022	4,256,778	333,823	—	4,590,601
2021	4,023,145	1,347,137	114,260	5,484,542
Prior	3,161,768	67,837	392,750	3,622,355
Total Commercial Mortgage Loans	$21,958,570	$2,266,148	$507,010	$24,731,728

Loan-to-Value as of December 31, 2025, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2025	$3,662,392	$188,543	$—	$3,850,935
2024	4,865,317	150,271	—	5,015,588
2023	3,215,016	—	—	3,215,016
2022	4,719,340	408,918	34,948	5,163,206
2021	4,427,697	1,285,014	198,240	5,910,951
2020	376,593	89,762	34,974	501,329
Prior	3,057,650	83,147	225,760	3,366,557
Total Commercial Mortgage Loans	$24,324,005	$2,205,655	$493,922	$27,023,582
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
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 64% as of both June 30,
2026, and December 31, 2025.
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

The tables below present the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$—	$64,304	$81,167	$145,471	0.59%
Residential Mortgage Loans	985	—	—	1,221	2,206	0.01%
Consumer Loans	3,537	30	7,334	3,173	14,074	0.45%
Total(2)	$4,522	$30	$71,638	$85,561	$161,751
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Excludes loans that were modified during the year, but were repaid in full by year end.

Six Months Ended June 30, 2025 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$37,891	$—	$68,859	$106,750	0.41%
Residential Mortgage Loans	439	—	—	2,045	2,484	0.01%
Consumer Loans	5,946	314	13,233	13,641	33,134	0.74%
Total(2)	$6,385	$38,205	$13,233	$84,545	$142,368
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Excludes loans that were modified during the year, but were repaid in full by year end.
All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For commercial mortgage loans granted interest rate relief, this relief may involve a change from a floating rate to fixed, a decrease in fixed rate, or a decrease in spread. Interest rate relief provided during the six months ended June 30, 2026 and 2025, was at a weighted average rate of 7.7% and 3.0%, respectively. The maturity extensions for commercial mortgage loans added a weighted-average of 2.1 years and 2.0 years to the life of the loans, for the six months ended June 30, 2026 and
2025, respectively. As of June 30, 2026, Global Atlantic has commitments to lend additional funds of $42.9 million for the modified commercial mortgage loans disclosed above.
The table below presents the performance status of the loans modified during the twelve months ended June 30, 2026:

Performance Status as of June 30, 2026 by Loan Type	Current	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due or in Process of Foreclosure	Total
Commercial Mortgage Loans	$331,141	$—		$—		$—	$331,141
Residential Mortgage Loans	1,668	788		1,256		469	4,181
Consumer Loans	18,072	4,634		1,596		934	25,236
Total(1)	$350,881	$5,422	$—	$2,852	0	$1,403	$360,558
(1)Loans may have been modified more than once during the twelve months period; in this circumstance, the loan is only included once in this table.
Modified loans that were subsequently repaid are excluded.
Repurchase Agreement Transactions
As of June 30, 2026, and December 31, 2025, Global Atlantic participated in repurchase agreements with a notional value of $501.5 million and $663.8 million, respectively. As collateral for these transactions, Global Atlantic typically posts AFS fixed maturity securities and/or mortgage and other loan receivables, which are included in Insurance – Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in Other Liabilities in the consolidated statements of financial condition.

The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of June 30, 2026, and December 31, 2025 is presented in the following tables:

As of June 30, 2026	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$400	$153,069	$383,321	$536,790
Total Assets Pledged	$—	$400	$153,069	$383,321	$536,790

As of December 31, 2025	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$8,631	$312,404	$390,974	$712,009
Total Assets Pledged	$—	$8,631	$312,404	$390,974	$712,009
Other Pledges and Restrictions
Certain Global Atlantic subsidiaries are members of regional banks in the Federal Home Loan Banks (“FHLB”) system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $153.9 million and
$122.0 million (accounted for at cost basis) of stock in FHLBs as of June 30, 2026, and December 31, 2025, respectively. In addition, Global Atlantic insurance company subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $9.2 billion and $7.1 billion as of June 30, 2026, and
December 31, 2025, respectively.
The capital stock of one of Global Atlantic’s equity method investments has been pledged as collateral security for the due payment and performance of the debt obligations of the investee. Global Atlantic’s investment subject to this pledge had a carrying value of $837.7 million and $873.6 million as of June 30, 2026, and December 31, 2025, respectively.
Insurance – Statutory Deposits
As of June 30, 2026, and December 31, 2025, the carrying value of the assets on deposit with various state and U.S.
governmental authorities were $142.3 million and $145.1 million, respectively.
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
Global Atlantic hedges interest rate and equity market risks associated with its insurance liabilities, including fixed-
indexed annuities, indexed universal life policies, variable annuity policies, and variable universal life policies, among others.
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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $41.6 million and $49.9 million as of June 30, 2026, and December 31, 2025, respectively.
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

The fair value and notional value of the derivative assets and liabilities were as follows:

As of June 30, 2026	A s o f	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options		$24,680,091	$297,452	$732,343
Other Derivatives		6,382,607	20,793	11,339
Total Asset Management and Strategic Holdings		$31,062,698	$318,245	$743,682

Insurance
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate Contracts		$13,149,183	$11,233	$373,079
Foreign Currency Contracts		9,468,092	70,376	105,828
Total Derivatives Designated as Hedge Accounting Instruments		$22,617,275	$81,609	$478,907
Derivatives Not Designated as Hedge Accounting Instruments:
Equity Market Contracts		$43,018,226	$2,927,570	$120,819
Interest Rate Contracts		15,187,396	86,854	307,712
Foreign Currency Contracts		6,990,564	107,479	161,659
Other Contracts		2,645	18,817	—
Total Derivatives Not Designated as Hedge Accounting Instruments		65,198,831	3,140,720	590,190
Counterparty Netting(2)		—	(554,004)	(554,004)
Cash Collateral		—	(2,319,849)	(55,671)
Total Insurance(1)		$87,816,106	$348,476	$459,422

Fair Value Included Within Total Assets and Liabilities		$118,878,804	$666,721	$1,203,104
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $87.8 million and the fair value of these embedded derivatives related to liabilities was $6.1 billion as of June 30, 2026.
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
The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the foreign exchange derivative contracts related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the foreign exchange derivative contracts. The amortized cost of the AFS fixed maturity securities in qualifying foreign exchange fair value hedges was $5.3 billion and $3.7 billion as of June 30, 2026, and December 31, 2025, respectively.
Global Atlantic has designated foreign exchange swaps to hedge the foreign currency risk associated with certain policy liabilities in fair value hedges. Changes in the fair value of the hedged policy liabilities due to changes in spot exchange rates are recognized in earnings and are offset by the earnings impact of the spot changes of the foreign exchange swaps, both of which are recognized within net policy benefits and claims. The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the foreign exchange swaps related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the foreign exchange swaps. The carrying value of the policy liabilities in qualifying foreign exchange fair value hedges was $100 million and nil as of June 30, 2026, and December 31, 2025, respectively.
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

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)
Debt	$3,520,252	$(176,118)	$3,572,318	$(123,471)
Policy Liabilities	4,556,855	(129,265)	3,647,117	(99,239)
(1)Includes $137.2 million and $154.6 million of hedging adjustments on discontinued hedging relationships as of June 30, 2026, and December 31, 2025, respectively.
Cash Flow Hedges
Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS fixed maturity securities in cash flow hedges. These arrangements are hedging purchases through December 2036, and are expected to affect earnings until 2057. Regression analysis is used to assess the effectiveness of these hedges.
As of June 30, 2026, and December 31, 2025, there was a cumulative gain (loss) of $(158.3) million and $(213.9) million, respectively, on the currently designated bond forwards recorded in accumulated other comprehensive income (loss).
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
As of June 30, 2026, and December 31, 2025, there was a cumulative gain (loss) of $(51.5) million and $(22.3) million on the currently designated interest rate swaps recorded in accumulated other comprehensive income (loss), respectively.

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
As of June 30, 2026, there was a cumulative gain (loss) of $13.6 million on the currently designated foreign exchange swaps recorded in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss are reclassified to net policy benefits and claims in the same period during which the hedged policy liabilities affect earnings due to changes in spot foreign exchange rates. The amount reclassified from accumulated other comprehensive loss for the swap designated in the hedge comprises changes in its fair value due to changes in spot exchange rates and an allocated portion of its initial spot-forward difference.
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
Changes in the fair value of the swaps are recognized in other comprehensive income, consistent with the translation adjustment for the hedged investment. The component comprising the difference between forward rates and spot rates is amortized to net investment income over the life of the swaps. As of June 30, 2026, and December 31, 2025, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income related to net investment hedges was $(8.5) million and $(14.1) million, respectively.
Derivative Results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable. None of the Asset Management and Strategic Holdings derivatives are designated as hedge accounting instruments. The table below includes only derivatives held by Global Atlantic.

	Three Months Ended June 30, 2026
	Net Investment- Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(36,645)	$(45,720)	$—
Foreign Currency Contracts	40,509	6,049	(3,289)	—	(75,493)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$40,509	$6,049	$(39,934)	$(45,720)	$(75,493)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$36,645	$45,720	$—
Foreign Currency Contracts	(37,776)	—	3,289	—	—
Total Gains (Losses) on Hedged Items	$(37,776)	$—	$39,934	$45,720	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$6,569	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$6,569	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$9,302	$6,049	$—	$—	$(75,493)
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$(24,248)	$—	$45,905
Interest Rate Contracts	—	(5,445)	—	—	28,297
Total Gains (Losses) on Cash Flow Hedges	$—	$(5,445)	$(24,248)	$—	$74,202
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$474	$—	$—	$(4,727)
Total Gains (Losses) on Net Investment Hedges	$—	$474	$—	$—	$(4,727)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives – Funds Withheld Receivable	$27,734	$—	$—	$—	$—
Embedded Derivatives – Funds Withheld Payable	(162,706)	—	—	—	—
Equity Index Options	973,878	—	—	—	—
Equity Futures Contracts	(74,138)	—	—	—	—
Interest Rate Contracts	(93,088)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	59,505	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$731,185	$—	$—	$—	$—
Total	$740,487	$1,078	$(24,248)	$—	$(6,018)

	Three Months Ended June 30, 2025
	Net Investment- Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$7,732	$41,205	$—
Foreign Currency Contracts	(193,142)	501	—	—	(1,083)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$(193,142)	$501	$7,732	$41,205	$(1,083)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$(7,732)	$(41,205)	$—
Foreign Currency Contracts	188,640	—	—	—	—
Total Gains (Losses) on Hedged Items	$188,640	$—	$(7,732)	$(41,205)	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$7,149	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$7,149	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$2,647	$501	$—	$—	$(1,083)
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$10,199	$—	$(10,531)
Interest Rate Contracts	$—	$(1,001)	$—	$—	$(11,957)
Total Gains (Losses) on Cash Flow Hedges	$—	$(1,001)	$10,199	$—	$(22,488)
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$21	$—	$—	$(13,917)
Total Gains (Losses) on Net Investment Hedges	$—	$21	$—	$—	$(13,917)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives – Funds Withheld Receivable	$16,251	$—	$—	$—	$—
Embedded Derivatives – Funds Withheld Payable	224,401	—	—	—	—
Equity Index Options	634,175	—	—	—	—
Equity Futures Contracts	(34,810)	—	—	—	—
Interest Rate Contracts	(68,803)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	(248,069)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$523,145	$—	$—	$—	$—
Total	$525,792	$(479)	$10,199	$—	$(37,488)

	Six Months Ended June 30, 2026
	Net Investment- Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(49,494)	$(70,223)	$—
Foreign Currency Contracts	142,955	8,897	(6,972)	—	(80,231)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$142,955	$8,897	$(56,466)	$(70,223)	$(80,231)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$49,494	$70,223	$—
Foreign Currency Contracts	(132,304)	—	6,972	—	—
Total Gains (Losses) on Hedged Items	$(132,304)	$—	$56,466	$70,223	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$12,755	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$12,755	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$23,406	$8,897	$—	$—	$(80,231)
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$(66,141)	$—	$13,631
Interest Rate Contracts	—	(9,203)	—	—	26,458
Total Gains (Losses) on Cash Flow Hedges	$—	$(9,203)	$(66,141)	$—	$40,089
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$1,187	$—	$—	$5,580
Total Gains (Losses) on Net Investment Hedges	$—	$1,187	$—	$—	$5,580
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives – Funds Withheld Receivable	$8,904	$—	$—	$—	$—
Embedded Derivatives – Funds Withheld Payable	116,611	—	—	—	—
Equity Index Options	641,859	—	—	—	—
Equity Futures Contracts	(53,029)	—	—	—	—
Interest Rate Contracts	(157,935)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	126,223	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$682,633	$—	$—	$—	$—
Total	$706,039	$881	$(66,141)	$—	$(34,562)

	Six Months Ended June 30, 2025
	Net Investment- Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$31,510	$81,574	$—
Foreign Currency Contracts	(285,581)	1,559	—	—	12,336
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$(285,581)	$1,559	$31,510	$81,574	$12,336
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$(31,510)	$(81,574)	$—
Foreign Currency Contracts	275,301	—	—	—	—
Total Gains (Losses) on Hedged Items	$275,301	$—	$(31,510)	$(81,574)	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$12,331	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$12,331	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$2,051	$1,559	$—	$—	$12,336
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$10,199	$—	$(10,531)
Interest Rate Contracts	$—	$(1,944)	$—	$—	$56,882
Total Gains (Losses) on Cash Flow Hedges	$—	$(1,944)	$10,199	$—	$46,351
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$841	$—	$—	$(9,277)
Total Gains (Losses) on Net Investment Hedges	$—	$841	$—	$—	$(9,277)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives – Funds Withheld Receivable	$(7,815)	$—	$—	$—	$—
Embedded Derivatives – Funds Withheld Payable	(199,162)	—	—	—	—
Equity Index Options	294,374	—	—	—	—
Equity Futures Contracts	(6,116)	—	—	—	—
Interest Rate Contracts	106,186	—	—	—	—
Foreign Exchange and Other Derivative Contracts	(323,306)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$(135,839)	$—	$—	$—	$—
Total	$(133,788)	$456	$10,199	$—	$49,410
Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of June 30, 2026	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$3,222,329	$(2,873,853)	$348,476	$(491,387)	$(142,911)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,069,097	$(609,675)	$459,422	$576,536	$(117,114)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2025	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$3,129,309	$(2,823,287)	$306,022	$(511,452)	$(205,430)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,098,773	$(662,528)	$436,245	$723,701	$(287,456)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.
9. FAIR VALUE MEASUREMENTS
The following tables summarize the valuation of assets and liabilities measured and reported at fair value by the fair value hierarchy. Investments classified as Equity Method – Other, for which the fair value option has not been elected, and Equity
Method – Capital Allocation-Based Income have been excluded from the tables below.
Assets, at fair value:

	June 30, 2026
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$2,012,895	$86,982	$45,784,716		$47,884,593
Credit	—	3,648,269	4,537,444		8,185,713
Investments of Consolidated CFEs	—	30,310,113	—		30,310,113
Real Assets	78,276	24,741	13,111,551		13,214,568
Other Investments	197,621	—	4,892,585		5,090,206
Total Investments (2)(3)	$2,288,792	$34,070,105	$68,326,296		$104,685,193

Foreign Exchange Contracts and Options	—	297,452	—		297,452
Other Derivatives	—	20,793	—		20,793
Total Assets at Fair Value – Asset Management and Strategic Holdings	$2,288,792	$34,388,350	$68,326,296		$105,003,438
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$388,139	$—		$388,139
U.S. State, Municipal and Political Subdivisions	—	2,055,802	—		2,055,802
Corporate	—	37,093,838	15,987,284		53,081,122
Structured Securities	—	27,405,924	5,125,675		32,531,599
Total AFS Fixed Maturity Securities	$—	$66,943,703	$21,112,959		$88,056,662
Trading Fixed Maturity Securities	$—	$21,351,050	$4,458,735		$25,809,785
Mortgage and Other Loan Receivables	—	—	12,605,425		12,605,425
Real Assets	—	—	8,812,716	(1)	8,812,716
Other Investments	2,695,983	687,563	2,431,479	(1)	5,815,025
Funds Withheld Receivable at Interest	—	—	87,762		87,762
Reinsurance Recoverable	—	—	898,337		898,337
Derivative Assets (4)	5,864	342,612	—		348,476
Separate Account Assets	3,825,222	—	—		3,825,222
Total Assets at Fair Value – Insurance	$6,527,069	$89,324,928	$50,407,413		$146,259,410

Total Assets at Fair Value	$8,815,861	$123,713,278	$118,733,709		$251,262,848

	December 31, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$1,129,094	$331,151	$48,038,163		$49,498,408
Credit	—	3,237,077	4,192,312		7,429,389
Investments of Consolidated CFEs	—	30,673,565	—		30,673,565
Real Assets	102,510	24,262	13,577,003		13,703,775
Other Investments	93,243	2,246	5,180,933		5,276,422
Total Investments (2)(3)	$1,324,847	$34,268,301	$70,988,411		$106,581,559

Foreign Exchange Contracts and Options	—	179,920	—		179,920
Other Derivatives	36	9,869	—		9,905
Total Assets at Fair Value – Asset Management and Strategic Holdings	$1,324,883	$34,458,090	$70,988,411		$106,771,384
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$411,070	$—		$411,070
U.S. State, Municipal and Political Subdivisions	—	2,447,994	—		2,447,994
Corporate	—	38,840,214	14,664,089		53,504,303
Structured Securities	—	30,005,461	4,218,228		34,223,689
Total AFS Fixed Maturity Securities	$—	$71,704,739	$18,882,317		$90,587,056
Trading Fixed Maturity Securities	$—	$21,798,167	$3,435,792		$25,233,959
Mortgage and Other Loan Receivables	—	—	11,154,547		11,154,547
Real Assets	—	—	8,696,775	(1)	8,696,775
Other Investments	1,035,470	524,740	472,456	(1)	2,032,666
Funds Withheld Receivable at Interest	—	—	78,858		78,858
Reinsurance Recoverable	—	—	934,105		934,105
Derivative Assets (4)	586	305,437	—		306,023
Separate Account Assets	3,841,403	—	—		3,841,403
Total Assets at Fair Value – Insurance	$4,877,459	$94,333,083	$43,654,850		$142,865,392

Total Assets at Fair Value	$6,202,342	$128,791,173	$114,643,261		$249,636,776
(1)Real assets and other investments excluded from the fair value hierarchy table include certain funds for which fair value is measured at net asset value per share as a practical expedient. As of June 30, 2026, and December 31, 2025, the fair value of these real assets were $16.9 million and $25.3 million, respectively, and other investments were $292.0 million and $334.7 million, respectively. These fund investments have strategies primarily focused on real assets (primarily real estate) or other investments and are subject to certain restrictions on redemption. As of both June 30, 2026, and December 31,
2025, there were $1.3 million of unfunded commitments associated with both real asset and other investments, respectively.
(2)Certain investments that are measured at fair value using NAV as a practical expedient under ASC 820 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the
Consolidated Statements of Financial Condition. As of June 30, 2026, and December 31, 2025, the fair value of these assets is $3.3 billion and $0.4 billion, respectively.
(3)As of June 30, 2026, and December 31, 2025, the fair value of Equity Method investments is $1.0 billion and $2.3 billion, respectively.
(4)Represented net of derivative exposures covered by qualifying master netting agreements.
Liabilities, at fair value:

	June 30, 2026
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$113,147	$—	$—		$113,147
Foreign Exchange Contracts and Options	—	732,343	—		732,343
Unfunded Revolver Commitments	—	—	98,247	(1)	98,247
Other Derivatives	2	11,337	—		11,339
Debt Obligations of Consolidated CFEs	—	30,243,743	—		30,243,743
Total Liabilities at Fair Value – Asset Management and Strategic Holdings	$113,149	$30,987,423	$98,247		$31,198,819

	June 30, 2026
	Level I	Level II	Level III		Total
Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,705,040	(3)	$1,705,040
Closed Block Policy Liabilities	—	—	947,267		947,267
Funds Withheld Payable at Interest	—	—	(2,392,465)		(2,392,465)
Derivative Instruments Payable (2)	664	458,758	—		459,422
Embedded Derivative – Interest-Sensitive Life Products	—	—	497,455		497,455
Embedded Derivative – Annuity Products	—	—	7,968,063		7,968,063
Total Liabilities at Fair Value – Insurance	$664	$458,758	$8,725,360		$9,184,782

Total Liabilities at Fair Value	$113,813	$31,446,181	$8,823,607		$40,383,601

	December 31, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$134,669	$—	$—		$134,669
Foreign Exchange Contracts and Options	—	1,034,543	—		1,034,543
Unfunded Revolver Commitments	—	—	93,289	(1)	93,289
Debt Obligations of Consolidated CFEs	—	30,227,885	—		30,227,885
Total Liabilities at Fair Value – Asset Management and Strategic Holdings	$134,669	$31,262,428	$93,289		$31,490,386

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,608,580	(3)	$1,608,580
Closed Block Policy Liabilities	—	—	983,855		983,855
Funds Withheld Payable at Interest	—	—	(2,275,854)		(2,275,854)
Derivative Instruments Payable (2)	918	435,327	—		436,245
Embedded Derivative – Interest-Sensitive Life Products	—	—	485,025		485,025
Embedded Derivative – Annuity Products	—	—	7,355,480		7,355,480
Total Liabilities at Fair Value – Insurance	$918	$435,327	$8,157,086		$8,593,331

Total Liabilities at Fair Value	$135,587	$31,697,755	$8,250,375		$40,083,717
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represented net of derivative exposures covered by qualifying master netting agreements.
(3)Includes market risk benefit of $1.5 billion and $1.3 billion as of June 30, 2026, and December 31, 2025, respectively.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30, 2026
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Issuances/ Sales/ Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$46,392,775	$—	$—	$(585,377)	$(313,050)	$290,368	$—	$45,784,716	$305,371	$—
Credit	6,156,440	(1,601,203)	—	(119,278)	208,304	(106,819)	—	4,537,444	(105,548)	—
Real Assets	13,537,230	—	—	—	(415,327)	(10,352)	—	13,111,551	(10,342)	—
Other Investments	4,842,112	—	—	—	122,477	(72,004)	—	4,892,585	(69,313)	—
Total Assets – Asset Management and Strategic Holdings (1)	$70,928,557	$(1,601,203)	$—	$(704,655)	$(397,596)	$101,193	$—	$68,326,296	$120,168	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$16,372,929	$—	$67,988	$(51,378)	$(226,133)	$(1,155)	$(174,967)	$15,987,284	$—	$(176,146)
Structured Securities	4,538,496	—	—	—	632,535	(3,717)	(41,639)	5,125,675	—	(38,866)
Total AFS Fixed Maturity Securities	$20,911,425	$—	$67,988	$(51,378)	$406,402	$(4,872)	$(216,606)	$21,112,959	$—	$(215,012)
Trading Fixed Maturity Securities	4,287,774	—	3,711	—	235,878	(68,628)	—	4,458,735	(85,355)	—
Mortgage and Other Loan Receivables	12,699,906	—	—	—	28,686	(123,167)	—	12,605,425	(122,223)	—
Real Assets	8,757,586	—	—	—	40,958	14,172	—	8,812,716	3,148	—
Other Investments	520,623	—	—	—	1,958,207	(47,351)	—	2,431,479	(819)	—
Funds Withheld Receivable at Interest	60,028	—	—	—	—	27,734	—	87,762	—	—
Reinsurance Recoverable	931,565	—	—	—	649	(33,877)	—	898,337	—	—
Total Assets – Insurance	$48,168,907	$—	$71,699	$(51,378)	$2,670,780	$(235,989)	$(216,606)	$50,407,413	$(205,249)	$(215,012)

Total	$119,097,464	$(1,601,203)	$71,699	$(756,033)	$2,273,184	$(134,796)	$(216,606)	$118,733,709	$(85,081)	$(215,012)

	Six Months Ended June 30, 2026
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Issuances/ Sales/ Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$48,038,163	$—	$—	$(1,497,983)	$(278,067)	$(477,397)	$—	$45,784,716	$(468,935)	$—
Credit	4,192,312	(1,601,203)	912,606	(119,278)	1,383,311	(230,304)	—	4,537,444	(216,933)	—
Real Assets	13,577,003	—	—	—	(566,139)	100,687	—	13,111,551	100,794	—
Other Investments	5,180,933	—	—	—	(158,971)	(129,377)	—	4,892,585	(122,563)	—
Total Assets – Asset Management and Strategic Holdings (1)	$70,988,411	$(1,601,203)	$912,606	$(1,617,261)	$380,134	$(736,391)	$—	$68,326,296	$(707,637)	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$14,664,089	$—	$67,988	$(51,378)	$1,594,918	$(81,333)	$(207,000)	$15,987,284	$—	$(199,090)
Structured Securities	4,218,228	—	—	—	947,737	10,777	(51,067)	5,125,675	—	(48,653)
Total AFS Fixed Maturity Securities	$18,882,317	$—	$67,988	$(51,378)	$2,542,655	$(70,556)	$(258,067)	$21,112,959	$—	$(247,743)
Trading Fixed Maturity Securities	3,435,792	—	3,711	—	1,084,358	(65,126)	—	4,458,735	(90,819)	—
Mortgage and Other Loan Receivables	11,154,547	—	—	—	1,564,018	(113,140)	—	12,605,425	(56,958)	—
Real Assets	8,696,775	—	—	—	102,120	13,821	—	8,812,716	(9,577)	—
Other Investments	472,456	—	—	—	2,040,366	(81,343)	—	2,431,479	(6,817)	—
Funds Withheld Receivable at Interest	78,858	—	—	—	—	8,904	—	87,762	—	—
Reinsurance Recoverable	934,105	—	—	—	(4,972)	(30,796)	—	898,337	—	—
Total Assets – Insurance	$43,654,850	$—	$71,699	$(51,378)	$7,328,545	$(338,236)	$(258,067)	$50,407,413	$(164,171)	$(247,743)

Total	$114,643,261	$(1,601,203)	$984,305	$(1,668,639)	$7,708,679	$(1,074,627)	$(258,067)	$118,733,709	$(871,808)	$(247,743)

	Three Months Ended June 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Issuances/ Sales/ Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$38,381,043	$261,413	$—	$—	$506,921	$1,361,781	$—	$40,511,158	$1,294,866	$—
Credit	4,362,578	—	—	—	(56,420)	39,167	—	4,345,325	39,214	—
Real Assets	12,695,221	—	—	—	111,016	245,455	—	13,051,692	241,210	—
Other Investments	4,974,273	—	29,648	—	2,175	83,138	—	5,089,234	77,905	—
Total Assets – Asset Management and Strategic Holdings (1)	$60,413,115	$261,413	$29,648	$—	$563,692	$1,729,541	$—	$62,997,409	$1,653,195	$—

Insurance
AFS Fixed Maturity Securities:
U.S. government and agencies
Corporate Fixed Maturity Securities	$10,114,862	$—	$334,715	$—	$1,004,469	$137,377	$(74,157)	$11,517,266	$—	$(70,929)
Structured Securities	2,512,620	—	—	—	376,595	6,093	(6,996)	2,888,312	—	(7,591)
Total AFS Fixed Maturity Securities	$12,627,482	$—	$334,715	$—	$1,381,064	$143,470	$(81,153)	$14,405,578	$—	$(78,520)
Trading Fixed Maturity Securities	$2,457,176	$—	$102,821	$—	$215,157	$(65,681)	$—	$2,709,473	$(87,615)	$—
Equity Securities
Mortgage and Other Loan Receivables	3,127,745	—	—	—	1,776,307	42,614	—	4,946,666	24,556	—
Real Assets	8,467,199	—	—	—	46,344	2,829	—	8,516,372	10,853	—
Other Investments	139,267	—	—	—	(17,821)	(15,477)	—	105,969	(20,870)	—
Funds Withheld Receivable at Interest	101,821	—	—	—	—	16,251	—	118,072	—	—
Reinsurance Recoverable	953,145	—	—	—	(66)	(17,635)	—	935,444	—	—
Total Assets – Insurance	$27,873,835	$—	$437,536	$—	$3,400,985	$106,371	$(81,153)	$31,737,574	$(73,076)	$(78,520)

Total	$88,286,950	$261,413	$467,184	$—	$3,964,677	$1,835,912	$(81,153)	$94,734,983	$1,580,119	$(78,520)

	Six Months Ended June 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Issuances/ Sales/ Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$34,452,417	$2,267,409	$—	$—	$1,241,563	$2,549,769	$—	$40,511,158	$2,441,592	$—
Credit	4,805,417	—	—	—	(485,700)	25,608	—	4,345,325	58,000	—
Real Assets	12,589,245	—	—	—	90,439	372,008	—	13,051,692	402,455	—
Other Investments	4,860,219	—	29,648	(24,594)	43,981	179,980	—	5,089,234	196,610	—
Total Assets – Asset Management and Strategic Holdings (1)	$56,707,298	$2,267,409	$29,648	$(24,594)	$890,283	$3,127,365	$—	$62,997,409	$3,098,657	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$9,354,150	$—	$334,715	$(5,203)	$1,667,134	$172,058	$(5,588)	$11,517,266	$—	$(59,057)
Structured Securities	2,308,644	—	—	(3,555)	566,741	8,915	7,567	2,888,312	—	3,201
Total AFS Fixed Maturity Securities	$11,662,794	$—	$334,715	$(8,758)	$2,233,875	$180,973	$1,979	$14,405,578	$—	$(55,856)
Total Trading Fixed Maturity Securities	2,081,507	—	102,821	(634)	616,639	(90,860)	—	2,709,473	(84,410)	—
Equity Securities
Mortgage and Other Loan Receivables	1,611,109	—	—	—	3,271,480	64,077	—	4,946,666	31,775	—
Real Assets	8,121,139	—	—	—	358,079	37,154	—	8,516,372	36,336	—
Other Investments	103,823	—	—	—	14,255	(12,109)	—	105,969	(31,560)	—
Funds Withheld Receivable at Interest	125,887	—	—	—	—	(7,815)	—	118,072	—	—
Reinsurance Recoverable	940,731	—	—	—	(5,086)	(201)	—	935,444	—	—
Total Assets – Insurance	$24,646,990	$—	$437,536	$(9,392)	$6,489,242	$171,219	$1,979	$31,737,574	$(47,859)	$(55,856)

Total	$81,354,288	$2,267,409	$467,184	$(33,986)	$7,379,525	$3,298,584	$1,979	$94,734,983	$3,050,798	$(55,856)
(1)As of June 30, 2026, and December 31, 2025, the fair value of Equity Method investments is $0.9 billion and $2.1 billion, respectively.

	Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$21,482	$—	$(334,532)	$—	$(313,050)	$631,760	$—	$(124,839)	$—	$506,921
Credit	519,799	—	(332,455)	20,960	208,304	172,540	—	(209,191)	(19,769)	(56,420)
Real Assets	102,698	—	(517,892)	(133)	(415,327)	174,177	—	(63,161)	—	111,016
Other Investments	263,638	—	(141,271)	110	122,477	155,669	—	(153,494)	—	2,175
Total Assets – Asset Management and Strategic Holdings	$907,617	$—	$(1,326,150)	$20,937	$(397,596)	$1,134,146	$—	$(550,685)	$(19,769)	$563,692

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$1,249,646	$—	$(169,221)	$(1,306,558)	$(226,133)	$1,843,427	$—	$(207,206)	$(631,752)	$1,004,469
Structured Securities	998,008	—	(9,502)	(355,971)	632,535	538,936	—	(1,054)	(161,287)	376,595
Total AFS Fixed Maturity Securities	$2,247,654	$—	$(178,723)	$(1,662,529)	$406,402	$2,382,363	$—	$(208,260)	$(793,039)	$1,381,064
Trading Fixed Maturity Securities	781,395	—	(204)	(545,313)	235,878	$477,817	$—	$(192,665)	$(69,995)	$215,157
Mortgage and Other Loan Receivables	2,989,821	—	(2,044,133)	(917,002)	28,686	2,927,185	—	(1,086,498)	(64,380)	1,776,307
Real Assets	140,941	—	(45,484)	(54,499)	40,958	58,111	—	(11,767)	—	46,344
Other Investments	1,652,335	—	(116,582)	422,454	1,958,207	11,725	—	(29,546)	—	(17,821)
Reinsurance Recoverable	—	—	—	649	649	—	—	—	(66)	(66)
Total Assets – Insurance	$7,812,146	$—	$(2,385,126)	$(2,756,240)	$2,670,780	$5,857,201	$—	$(1,528,736)	$(927,480)	$3,400,985

Total	$8,719,763	$—	$(3,711,276)	$(2,735,303)	$2,273,184	$6,991,347	$—	$(2,079,422)	$(947,248)	$3,964,677

	Six Months Ended June 30, 2026					Six Months Ended June 30, 2025
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$116,264	$—	$(394,331)	$—	$(278,067)	$1,623,638	$—	$(382,075)	$—	$1,241,563
Credit	1,891,225	—	(543,119)	35,205	1,383,311	617,596	—	(948,285)	(155,011)	(485,700)
Real Assets	258,675	—	(824,681)	(133)	(566,139)	300,643	—	(210,204)	—	90,439
Other Investments	302,713	—	(461,774)	90	(158,971)	297,552	—	(228,536)	(25,035)	43,981
Total Assets – Asset Management and Strategic Holdings	$2,568,877	$—	$(2,223,905)	$35,162	$380,134	$2,839,429	$—	$(1,769,100)	$(180,046)	$890,283

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$3,561,748	$—	$(257,091)	$(1,709,739)	$1,594,918	$3,126,248	$—	$(258,278)	$(1,200,836)	$1,667,134
Structured Securities	1,665,827	—	(13,315)	(704,775)	947,737	978,570	—	(65,914)	(345,915)	566,741
Total AFS Fixed Maturity Securities	$5,227,575	$—	$(270,406)	$(2,414,514)	$2,542,655	$4,104,818	$—	$(324,192)	$(1,546,751)	$2,233,875
Trading Fixed Maturity Securities	1,862,906	—	(41,379)	(737,169)	1,084,358	$1,095,549	$—	$(371,828)	$(107,082)	$616,639
Mortgage and Other Loan Receivables	6,358,276	—	(3,456,077)	(1,338,181)	1,564,018	4,476,808	—	(1,086,595)	(118,733)	3,271,480
Real Assets	224,383	—	(61,559)	(60,704)	102,120	377,045	—	(18,966)	—	358,079
Other Investments	1,734,500	—	(116,582)	422,448	2,040,366	43,801	—	(29,546)	—	14,255
Reinsurance Recoverable	—	—	—	(4,972)	(4,972)	—	—	—	(5,086)	(5,086)
Total Assets – Insurance	$15,407,640	$—	$(3,946,003)	$(4,133,092)	$7,328,545	$10,098,021	$—	$(1,831,127)	$(1,777,652)	$6,489,242

Total	$17,976,517	$—	$(6,169,908)	$(4,097,930)	$7,708,679	$12,937,450	$—	$(3,600,227)	$(1,957,698)	$7,379,525

	Three Months Ended June 30, 2026
	Balance, Beg. of Period	Transfers In / (Out) – Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Sales/ Settlements/ Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$117,728	$—	$—	$—	$—	$(19,481)	$—	$98,247	$(19,481)
Total Liabilities – Asset Management and Strategic Holdings	$117,728	$—	$—	$—	$—	$(19,481)	$—	$98,247	$(19,481)

Insurance
Policy Liabilities	$1,657,847	$—	$—	$—	$35,648	$(28,574)	$40,119	$1,705,040	$—
Closed Block Policy Liabilities	980,117	—	—	—	(19,206)	(12,657)	(987)	947,267	—
Funds Withheld Payable at Interest	(2,555,171)	—	—	—	—	162,706	—	(2,392,465)	—
Embedded Derivative – Interest- Sensitive Life Products	434,567	—	—	—	(22,196)	85,084	—	497,455	—
Embedded Derivative – Annuity Products	7,037,204	—	—	—	16,066	914,793	—	7,968,063	—
Total Liabilities – Insurance	$7,554,564	$—	$—	$—	$10,312	$1,121,352	$39,132	$8,725,360	$—

Total	$7,672,292	$—	$—	$—	$10,312	$1,101,871	$39,132	$8,823,607	$(19,481)

	Six Months Ended June 30, 2026
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Sales/ Settlements/ Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$93,289	$—	$—	$—	$—	$4,958	$—	$98,247	$4,958
Total Liabilities – Asset Management and Strategic Holdings	$93,289	$—	$—	$—	$—	$4,958	$—	$98,247	$4,958

Insurance
Policy Liabilities	$1,608,580	$—	$—	$—	$57,041	$41,517	$(2,098)	$1,705,040	$—
Closed Block Policy Liabilities	983,855	—	—	—	(23,239)	(12,959)	(390)	947,267	—
Funds Withheld Payable at Interest	(2,275,854)	—	—	—	—	(116,611)	—	(2,392,465)	—
Embedded Derivative – Interest- Sensitive Life Products	485,025	—	—	—	(43,811)	56,241	—	497,455	—
Embedded Derivative – Annuity Products	7,355,480	—	—	—	16,554	596,029	—	7,968,063	—
Total Liabilities – Insurance	$8,157,086	$—	$—	$—	$6,545	$564,217	$(2,488)	$8,725,360	$—

Total	$8,250,375	$—	$—	$—	$6,545	$569,175	$(2,488)	$8,823,607	$4,958

	Three Months Ended June 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Sales/ Settlements/ Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$101,216	$—	$—	$—	$—	$(2,693)	$—	$98,523	$(2,693)
Total Liabilities – Asset Management and Strategic Holdings	$101,216	$—	$—	$—	$—	$(2,693)	$—	$98,523	$(2,693)

Insurance
Policy Liabilities	$1,498,602	$—	$—	$—	$26,787	$(56,393)	$28,259	$1,497,255	$—
Closed Block Policy Liabilities	1,001,259	—	—	—	(61)	(16,710)	(573)	983,915	—
Funds Withheld Payable at Interest	(2,373,981)	—	—	—	—	(224,401)	—	(2,598,382)	—
Embedded Derivative – Interest- Sensitive Life Products	414,359	—	—	—	(20,867)	83,162	—	476,654	—
Embedded Derivative – Annuity Products	5,520,585	—	—	—	244,736	654,880	—	6,420,201	—
Total Liabilities – Insurance	$6,060,824	$—	$—	$—	$250,595	$440,538	$27,686	$6,779,643	$—

Total	$6,162,040	$—	$—	$—	$250,595	$437,845	$27,686	$6,878,166	$(2,693)

	Six Months Ended June 30, 2025
	Balance, Beg. Of Period	Transfers In / (Out) - Changes In Consolidation	Transfers In	Transfers Out	Net Purchases/ sales/ settlements/ issuances	Net Unrealized And Realized Gains (Losses)	Change in OCI	Balance, End Of Period	Changes In Net Unrealized Gains (Losses) Included In Earnings Related To Level Iii Assets And Liabilities Still Held As Of The Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$96,848	$—	$—	$—	$—	$1,675	$—	$98,523	$1,675
Total Liabilities – Asset Management and Strategic Holdings	$96,848	$—	$—	$—	$—	$1,675	$—	$98,523	$1,675

Insurance
Policy Liabilities	$1,279,794	$—	$—	$—	$42,130	$162,631	$12,700	$1,497,255	$—
Closed Block Policy Liabilities	988,320	—	—	—	(3,388)	(725)	(292)	983,915	—
Funds Withheld Payable at Interest	(2,797,544)	—	—	—	—	199,162	—	(2,598,382)	—
Embedded Derivative – Interest- Sensitive Life Products	491,818	—	—	—	(62,540)	47,376	—	476,654	—
Embedded Derivative – Annuity Products	5,481,063	—	—	—	436,616	502,522	—	6,420,201	—
Total Liabilities – Insurance	$5,443,451	$—	$—	$—	$412,818	$910,966	$12,408	$6,779,643	$—

Total	$5,540,299	$—	$—	$—	$412,818	$912,641	$12,408	$6,878,166	$1,675

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Issuances	Settlements	Net Issuances/ Settlements	Issuances	Settlements	Net Issuances/ settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—	$—	$—	$—
Total Liabilities – Asset Management and Strategic Holdings	$—	$—	$—	$—	$—	$—

Insurance
Policy Liabilities	$41,986	$(6,338)	$35,648	$31,037	$(4,250)	$26,787
Closed Block Policy Liabilities	—	(19,206)	(19,206)	—	(61)	(61)
Embedded Derivative – Interest-Sensitive Life Products	—	(22,196)	(22,196)	—	(20,867)	(20,867)
Embedded Derivative – Annuity Products	164,585	(148,519)	16,066	331,944	(87,208)	244,736
Total Liabilities – Insurance	$206,571	$(196,259)	$10,312	$362,981	$(112,386)	$250,595

Total	$206,571	$(196,259)	$10,312	$362,981	$(112,386)	$250,595

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Issuances	Settlements	Net Issuances/ Settlements	Issuances	Settlements	Net Issuances/ Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—	$—	$—	$—
Total Liabilities – Asset Management and Strategic Holdings	$—	$—	$—	$—	$—	$—

Insurance
Policy Liabilities	$67,826	$(10,785)	$57,041	$50,263	$(8,133)	$42,130
Closed Block Policy Liabilities	—	(23,239)	(23,239)	—	(3,388)	(3,388)
Embedded Derivative – Interest-Sensitive Life Products	—	(43,811)	(43,811)	—	(62,540)	(62,540)
Embedded Derivative – Annuity Products	298,299	(281,745)	16,554	593,575	(156,959)	436,616
Total Liabilities – Insurance	$366,125	$(359,580)	$6,545	$643,838	$(231,020)	$412,818

Total	$366,125	$(359,580)	$6,545	$643,838	$(231,020)	$412,818

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for the consolidated financial assets and liabilities that are measured and reported at fair value and categorized within
Level III as of June 30, 2026. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value June 30, 2026	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact To Valuation From An Increase In Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Private Equity	$45,784,716	Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	32.3%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	61.6%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	6.1%	0.0% - 100.0%	(6)

		Market comparables	Enterprise Value/LTM EBITDA Multiple	17.0x	8.7x - 26.2x	Increase
			Enterprise Value/Forward EBITDA Multiple	15.4x	5.5x - 23.2x	Increase
		Discounted cash flow	Discount Rate	11.6%	6.8% - 19.7%	Decrease
			Enterprise Value/EBITDA Exit Multiple	15.3x	8.5x - 26.5x	Increase

Credit	$4,537,444		Yield Analysis	Yield	11.4%	3.0% - 28.3%	Decrease
				Net Leverage	6.6x	0.98x -16.72x	Decrease
				EBITDA Multiple	8.4x	5.25x - 16.00x	Increase

Real Assets	$13,111,551
			Inputs to market comparables, discounted cash flow, direct income capitalization and transaction price	Weight Ascribed to Direct Income Capitalization	8.2%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	81.8%	0.0% - 100.0%	(5)
				Weight Ascribed to Market Comparables/ Other	10.0%	0.0% - 100.0%	(4) (6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	5.0x	5.0x - 5.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	8.7x	3.9x - 19.0x	Increase
			Direct income capitalization	Current Capitalization Rate	5.2%	2.4% - 7.2%	Decrease
			Discounted cash flow	Exit Capitalization Rate	5.7%	3.1% - 9.0%	Decrease
				Unlevered Discount Rate	7.3%	2.8% - 11.0%	Decrease
				Discount rate	10.7%	6.8% - 15.0%	Decrease
				Enterprise Value/EBITDA Exit Multiple	17.2x	9.5x - 22.0x	Increase

Other Investments	$4,892,585	(8)	Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	27.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	54.1%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	18.1%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	11.0x	2.8x - 19.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.8x	2.8x - 13.5x	Increase
			Discounted cash flow	Discount Rate	13.6%	6.7% - 23.0%	Decrease
				Enterprise Value/EBITDA Exit Multiple	10.4x	8.3x - 12.5x	Increase

INSURANCE(9)

Corporate Fixed Maturity Securities	$19,147,581		Discounted cash flow	Discount Spread	2.6%	0.1% - 5.1%	Decrease

Structured Securities	$6,424,114		Discounted cash flow	Discount Spread	2.5%	1.1% - 5.3%	Decrease

Mortgage and Other Loan Receivables	$12,605,425		Discounted cash flow	Discount Spread	2.8%	0.6% - 4.6%	Decrease

Real Assets	$8,812,716		Discounted cash flow	Discount Rate	7.4%	6.5% - 8.2%	Decrease
				Terminal Capitalization Rate	6.2%	5.4% - 7.2%	Decrease

Reinsurance Recoverable	$898,337		Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.1	The average expense assumption is between $8.2 and $78.00 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
				Cost of Capital	9.7%	3.7% - 13.8%	Increase
			Discounted cash flow	Mortality Rate	5.7%		Increase
				Surrender Rate	2.0%		Increase
(1)In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. KKR has determined that market participants would take these inputs into account when valuing the investments and debt obligations. “LTM” means last twelve months, and “EBITDA” means earnings before interest, taxes, depreciation, and amortization.
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

Level III Liabilities	Fair Value June 30, 2026	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact To Valuation From An Increase In Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Unfunded Revolver Commitments	$98,247	Yield Analysis	Discount Rate	11.4%	5.7% - 15.2%	Decrease

INSURANCE(4)

Policy Liabilities	$1,705,040	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	0.6%	0.4% - 0.8%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.5%	4.3% - 7.9%	Decrease
			Mortality Rate	4.9%	3.6% - 9.1%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Instrument-specific Credit Risk (10 and 30 Year)		0.6% / 0.6%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.6%	0.5% - 27.7%	Decrease
			Surrender Rate	3.7%	0.1% - 41.5%	Decrease

Level III Liabilities	Fair Value June 30, 2026	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact To Valuation From An Increase In Input (3)
Closed Block Policy Liabilities	$947,267	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.1	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Instrument-Specific Credit Risk	0.5%	0.4% - 0.6%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.7%	3.7% - 13.8%	Increase
		Discounted cash flow	Mortality Rate	5.7%		Increase
			Surrender Rate	2.0%		Increase

Embedded Derivative – Interest-Sensitive Life Products	$497,455	Policy persistency is a significant unobservable input.	Lapse Rate	3.2%		Decrease
			Mortality Rate	1.0%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption	3.6%		Increase
			Instrument-Specific Credit Risk	0.5%	0.4% - 0.6%	Decrease

Embedded Derivative – Annuity Products	$7,968,063	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-Indexed Annuity	96.5%		Increase
			Surrender Rate:
			Retail FIA	13.3%		Increase
			Institutional FIA	21.6%		Decrease
			Mortality Rate:
			Retail FIA	2.9%		Decrease
			Institutional FIA	1.8%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption:
			Retail FIA	3.1%		Increase
			Institutional FIA	3.9%		Increase
			Instrument-Specific Credit Risk	0.5%	0.4% - 0.6%	Decrease
(1)In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. KKR has determined that market participants would likely take these inputs into account when valuing the investments and debt obligations. “LTM” means last twelve months, and “EBITDA” means earnings before interest, taxes, depreciation and amortization.
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
Financial Instruments Not Carried At Fair Value
Asset Management and Strategic Holdings financial instruments are primarily measured at fair value on a recurring basis, except as disclosed in Note 16 “Debt Obligations.”
The following tables present carrying amounts and fair values of the Insurance segment’s financial instruments which are not carried at fair value as of June 30, 2026, and December 31, 2025:

			Fair Value Hierarchy
As of June 30, 2026	Carrying Value		Level I		Level II		Level III		Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$36,148,681	$—	$—	$—	$—	$—	$35,417,665	$—	$35,417,665
Policy Loans	1,643,137	—	—	—	—	—	1,602,374	—	1,602,374
FHLB Common Stock and Other Investments	197,677	—	—	—	—	—	197,677	—	197,677
Funds Withheld Receivables at Interest	2,161,688	0	—	0	2,161,688	0	—	—	2,161,688
Cash and Cash Equivalents	10,575,004	—	10,575,004	—	—	—	—	—	10,575,004
Restricted Cash and Cash Equivalents	110,767	—	110,767	—	—	—	—	—	110,767
Total Financial Assets	$50,836,954	$—	$10,685,771	$—	$2,161,688	$—	$37,217,716	$—	$50,065,175
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$66,063,034	$—	$—	$—	$53,945,643	$—	$12,306,823	$—	$66,252,466
Funds Withheld Payables at Interest	52,158,661	—	—	—	52,158,661	—	—	—	52,158,661
Debt Obligations	3,794,785	—	—	—	—	—	3,741,758	—	3,741,758
Securities Sold Under Agreements to Repurchase	501,692	—	—	—	501,692	—	—	—	501,692
Total Financial Liabilities	$122,518,172	$—	$—	$—	$106,605,996	$—	$16,048,581	$—	$122,654,577

		Fair Value Hierarchy
As of December 31, 2025	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$42,484,070	$—	$—	$41,892,590	$41,892,590
Policy Loans	1,651,870	—	—	1,622,702	1,622,702
FHLB Common Stock and Other Investments	165,117	—	—	165,117	165,117
Funds Withheld Receivables at Interest	2,245,488	—	2,245,488	—	2,245,488
Cash and Cash Equivalents	7,511,273	7,511,273	—	—	7,511,273
Restricted Cash and Cash Equivalents	211,610	211,610	—	—	211,610
Total Financial Assets	$54,269,428	$7,722,883	$2,245,488	$43,680,409	$53,648,780
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$66,755,852	$—	$53,979,665	$12,388,101	$66,367,766
Funds Withheld Payables at Interest	49,098,598	—	49,098,598	—	49,098,598
Debt Obligations	3,820,407	—	—	3,886,916	3,886,916
Securities Sold Under Agreements to Repurchase	664,249	—	664,249	—	664,249
Total Financial Liabilities	$120,339,106	$—	$103,742,512	$16,275,017	$120,017,529

10. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30, 2026	December 31, 2025
Assets
Asset Management and Strategic Holdings
Credit	$1,012,474	$456,999
Investments of Consolidated CFEs	30,310,113	30,673,565
Real Assets	140,582	163,839
Private Equity	903,164	1,145,721
Other Investments	304,408	100,075
Total Asset Management and Strategic Holdings (1)	$32,670,741	$32,540,199
Insurance
Fixed Maturity Securities	$658,696	$458,463
Mortgage and Other Loan Receivables	12,605,425	11,154,547
Real Assets	795,657	730,721
Other Investments	1,129,044	717,107
Reinsurance Recoverable	898,337	934,105
Total Insurance	$16,087,159	$13,994,943

Total Assets	$48,757,900	$46,535,142

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$30,243,743	$30,227,885
Total Asset Management and Strategic Holdings	$30,243,743	$30,227,885
Insurance
Policy Liabilities	$1,172,309	$1,242,659
Total Insurance	$1,172,309	$1,242,659

Total Liabilities	$31,416,052	$31,470,544
(1)As of June 30, 2026, and December 31, 2025, the fair value of Equity Method investments was $1.1 billion and $1.3 billion, respectively.

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
	Net Realized Gains (Losses)		Net Unrealized Gains (Losses)		Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets (1)
Asset Management and Strategic Holdings
Credit	$(9,303)		$(55,796)		$(65,099)	$(7,965)	$17,566	$9,601
Investments of Consolidated CFEs	(176,999)		371,159		194,160	(54,082)	46,252	(7,830)
Real Assets	282		2,815		3,097	818	(2,811)	(1,993)
Private Equity	39,223		(32,632)		6,591	17,281	34,453	51,734
Other Investments	73		(29,385)		(29,312)	4,899	5,015	9,914
Total Asset Management and Strategic Holdings	$(146,724)		$256,161		$109,437	$(39,049)	$100,475	$61,426
Insurance
Fixed Maturity Securities	$(355)		$(16,579)		$(16,934)	$(1,178)	$(56,335)	$(57,513)
Mortgage and Other Loan Receivables	$9,487		$(125,984)		$(116,497)	$—	$24,953	$24,953
Real Assets	—		(13,217)		(13,217)	—	(20,761)	(20,761)
Other Investments	(54,061)		86,688		32,627	—	(24,081)	(24,081)
Total Insurance	$(44,929)	0	$(69,092)	0	$(114,021)	$(1,178)	$(76,224)	$(77,402)

Total Assets	$(191,653)	0	$187,069		$(4,584)	$(40,227)	$24,251	$(15,976)

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(286)		$(186,227)		$(186,513)	$(615)	$(64,615)	$(65,230)
Total Asset Management and Strategic Holdings	$(286)		$(186,227)		$(186,513)	$(615)	$(64,615)	$(65,230)
Insurance
Policy Liabilities	$—		$32,649		$32,649	$—	$20,950	$20,950
Total Insurance	$—		$32,649		$32,649	$—	$20,950	$20,950

Total Liabilities	$(286)		$(153,578)		$(153,864)	$(615)	$(43,665)	$(44,280)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Net Realized Gains (Losses)		Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets (1)
Asset Management and Strategic Holdings
Credit	$(12,252)	0	$(52,001)	$(64,253)	$727	$6,828	$7,555
Investments of Consolidated CFEs	(296,649)		(172,120)	(468,769)	(192,168)	(239,639)	(431,807)
Real Assets	(642)		(7,862)	(8,504)	818	12,336	13,154
Private Equity	44,005		(56,032)	(12,027)	33,985	(3,022)	30,963
Other Investments	75		(11,680)	(11,605)	6,866	(11,593)	(4,727)
Total Asset Management and Strategic Holdings	$(265,463)		$(299,695)	$(565,158)	$(149,772)	$(235,090)	$(384,862)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Insurance
Fixed Maturity Securities	$(45,955)	$18,772	$(27,183)	$—	$(74,756)	$(74,756)
Mortgage and Other Loan Receivables	19,299	(113,083)	(93,784)	—	38,800	38,800
Real Assets	—	1,175	1,175	—	(1,142)	(1,142)
Other Investments	(54,061)	47,925	(6,136)	—	(34,780)	(34,780)
Total Insurance	$(80,717)	$(45,211)	$(125,928)	$—	$(71,878)	$(71,878)

Total Assets	$(346,180)	$(344,906)	$(691,086)	$(149,772)	$(306,968)	$(456,740)

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(1,444)	$284,536	$283,092	$(3,945)	$272,621	$268,676
Total Asset Management and Strategic Holdings	$(1,444)	$284,536	$283,092	$(3,945)	$272,621	$268,676
Insurance
Policy Liabilities	$—	$34,924	$34,924	$—	$3,101	$3,101
Total Insurance	$—	$34,924	$34,924	$—	$3,101	$3,101

Total Liabilities	$(1,444)	$319,460	$318,016	$(3,945)	$275,722	$271,777
(1)As of June 30, 2026, and December 31, 2025, the net gains (losses) of Equity Method investments was $(12.1) million and $41.7 million, respectively.

11. INSURANCE INTANGIBLE ASSETS AND LIABILITIES
The following reflects the reconciliation of the components of insurance intangible assets to the total balance reported in the consolidated statements of financial condition as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
Deferred Acquisition Costs, or “DAC”	$2,578,262	$2,366,589
Value of Business Acquired	1,040,003	1,080,641
Cost-of-Reinsurance Intangibles	2,270,366	2,308,106
Deferred Sales Inducements	151,350	149,892
Total Insurance Intangible Assets	$6,039,981	$5,905,228
Deferred Acquisition Costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the six months ended
June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$489,962	$1,053,389	$130,429	$692,809	$2,366,589
Capitalizations	37,714	171,716	2,995	190,360	402,785
Amortization Expense	(63,186)	(90,732)	(4,350)	(32,844)	(191,112)
Balance, as of the End of the Period	$464,490	$1,134,373	$129,074	$850,325	$2,578,262

	Six Months Ended June 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$463,393	$787,585	$131,143	$348,955	$1,731,076
Capitalizations	96,370	191,424	4,091	189,340	481,225
Amortization Expense	(61,113)	(68,733)	(4,159)	(20,089)	(154,094)
Balance, as of the End of the Period	$498,650	$910,276	$131,075	$518,206	$2,058,207
Value of Business Acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$37,763	$535,523	$236,568	$204,955	$65,832	$1,080,641
Amortization Expense	(1,657)	(20,454)	(6,203)	(9,390)	(2,934)	(40,638)
Balance, as of the End of the Period	$36,106	$515,069	$230,365	$195,565	$62,898	$1,040,003

	Six Months Ended June 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$41,235	$578,162	$249,412	$224,347	$72,037	$1,165,193
Amortization Expense	(1,779)	(21,444)	(6,486)	(9,855)	(3,149)	(42,713)
Balance, as of the End of the Period	$39,456	$556,718	$242,926	$214,492	$68,888	$1,122,480

The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$31,939	$52,940	$358,128	$78,313	$157,112	$678,432
Amortization Expense	(4,072)	(8,348)	(12,874)	(3,811)	(5,966)	(35,071)
Balance, as of the End of the Period	$27,867	$44,592	$345,254	$74,502	$151,146	$643,361

	Six Months Ended June 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,432	$75,255	$391,816	$85,182	$169,623	$766,308
Amortization Expense	(7,330)	(12,087)	(15,703)	(2,911)	(6,353)	(44,384)
Balance, as of the End of the Period	$37,102	$63,168	$376,113	$82,271	$163,270	$721,924
Deferred Sales Inducements
The following tables reflect the deferred sales inducements roll-forward by product category for the six months ended
June 30, 2026:

Six Months Ended June 30, 2026
Fixed Indexed Annuities
Balance, as of the Beginning of the Period	$149,892
Capitalizations	14,518
Amortization Expense	(13,060)
Balance, as of the End of the Period	$151,350
Unearned Revenue Reserves and Unearned Front-End Loads
The following tables reflect unearned revenue reserves and unearned front-end loads liability roll-forward by product category for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	Preneed
Balance, as of the Beginning of the Period	$279,210	$230,790
Deferral	34,954	34,588
Amortized to Income during the Period	(11,967)	(9,886)
Balance, as of the End of the Period	$302,197	$255,492

12. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	June 30, 2026	December 31, 2025
Policy Liabilities:
Direct	$98,485,267	$97,358,820
Assumed	107,013,863	108,199,907
Total Policy Liabilities	205,499,130	205,558,727
Ceded(1)	(50,347,522)	(47,727,495)
Net Policy Liabilities	$155,151,608	$157,831,232
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
modified coinsurance transactions. The following shows the amortized cost basis of Global Atlantic’s reinsurance recoverable and funds withheld receivable at interest by credit quality indicator and any associated credit enhancements Global Atlantic has obtained to mitigate counterparty credit risk:

	As of June 30, 2026			As of December 31, 2025
A.M. Best Rating(1)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)
A++	$155,380	$—	$155,380	$77,376	$—	$77,376
A+	2,049,993	—	2,049,993	2,106,064	—	2,106,064
A	1,501,968	—	1,501,968	1,551,142	—	1,551,142
A-	3,484,909	3,040,577	444,332	3,633,569	3,182,815	450,754
B++	1,010	—	1,010	1,552	—	1,552
B+	—	—	—	—	—	—
B	—	—	—	—	—	—
B-	—	—	—	—	—	—
C++/C+	—	—	—	—	—	—
Not Rated or Private Rating(4)	45,780,765	46,725,619	—	42,977,248	43,639,929	—
Total	$52,974,025	$49,766,196	$4,152,683	$50,346,951	$46,822,744	$4,186,888
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)Credit enhancements primarily include funds withheld payable at interest.
(3)Includes credit loss allowance of $23.8 million and $25.6 million as of June 30, 2026, and December 31, 2025, respectively, held against reinsurance recoverable and funds withheld receivable at interest.
(4)Includes $45.8 billion and $43.0 billion as of June 30, 2026, and December 31, 2025, respectively, associated with cessions to certain sponsored investment vehicles that participate in qualifying institutional and individual market activities sourced by Global Atlantic.
As of June 30, 2026, and December 31, 2025, Global Atlantic had $2.2 billion and $2.3 billion, respectively, of funds withheld receivable at interest with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting the funds withheld receivable at interest balance are held in trusts for the benefit of Global Atlantic.

The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Premiums:
Direct	$221,261	$371,631	$652,377	$584,116
Assumed	660,564	658,080	1,092,013	1,045,493
Ceded	(184,789)	(299,469)	(485,384)	(576,003)
Net Premiums	$697,036	$730,242	$1,259,006	$1,053,606

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Policy Fees:
Direct	$230,123	$226,114	$446,086	$452,989
Assumed	267,978	267,824	538,252	540,820
Ceded	(158,332)	(158,964)	(318,875)	(320,362)
Net Policy Fees	$339,769	$334,974	$665,463	$673,447

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Policy Benefits and Claims:
Direct	$1,996,681	$1,750,549	$3,164,247	$2,777,626
Assumed	2,083,394	1,900,314	3,714,621	3,438,911
Ceded	(771,553)	(859,158)	(1,690,318)	(1,716,538)
Net Policy Benefits and Claims	$3,308,522	$2,791,705	$5,188,550	$4,499,999
Global Atlantic holds collateral for, and provides collateral to, its reinsurance clients. Global Atlantic held $52.0 billion and
$49.0 billion, respectively, of collateral in the form of funds withheld payable at interest on behalf of its reinsurers as of
June 30, 2026, and December 31, 2025. As of both June 30, 2026, and December 31, 2025, reinsurers held collateral of $1.1 billion on behalf of Global Atlantic. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of June 30, 2026, and December 31,
2025, these trusts held in excess of the $106.5 billion and $107.3 billion of assets they are required to hold in order to support reserves of $103.0 billion and $104.1 billion, respectively. Of the cash held in trust, Global Atlantic classified $49.3 million and
$139.1 million as restricted as of June 30, 2026, and December 31, 2025, respectively.

13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON
STOCK
For the three and six months ended June 30, 2026 and 2025, basic and diluted Net Income (Loss) attributable to KKR &
Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$660,053	$472,387	$1,024,852	$286,463
(-) Accumulated Series D Mandatory Convertible Preferred Dividend (1)	—	—	—	13,477
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders – Basic	$660,053	$472,387	$1,024,852	$272,986
(+) Series D Mandatory Convertible Preferred Dividend (if dilutive) (2)	—	—	—	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders – Diluted	$660,053	$472,387	$1,024,852	$272,986

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding – Basic	895,585,447	890,716,083	893,377,678	889,488,212
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Basic	$0.74	$0.53	$1.15	$0.31
Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding – Basic	895,585,447	890,716,083	893,377,678	889,488,212
Incremental Common Shares:
Assumed vesting of dilutive equity grants (3)	49,996,491	63,493,483	56,514,707	66,323,026
Assumed conversion of Series D Mandatory Convertible Preferred Stock (2)	—	—	—	—
Weighted Average Shares of Common Stock Outstanding – Diluted	945,581,938	954,209,566	949,892,385	955,811,238
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted	$0.70	$0.50	$1.08	$0.29
(1)For the six months ended June 30, 2025, Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders – Basic reflects the accumulated undeclared dividends on Series D Mandatory Convertible Preferred Stock of $13.5 million.
(2)For the three and six months ended June 30, 2026 and 2025, the impact of Series D Mandatory Convertible Preferred Stock calculated under the if-
converted method was not dilutive.
(3)For the three and six months ended June 30, 2026 and 2025, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity grants, including certain equity grants that have met their market price-based vesting condition but have not satisfied their service-based vesting condition. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership.
Exchangeable Securities
For the three and six months ended June 30, 2026, and 2025, vested restricted holdings units (as defined in Note 19
“Equity-based Compensation”) have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc.
Per Share of Common Stock – Diluted since the exchange of these units would not dilute KKR & Co. Inc.’s ownership interests in KKR Group Partnership. See Note 1 “Organization” in our financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted Average Vested Restricted Holdings Units	21,137,375	9,569,812	15,756,863	8,777,982

Market-Condition and Performance-Condition Grants
KKR also grants restricted stock units and restricted holdings units that are subject to either (i) both a service-based vesting condition and a market-price based vesting condition (referred to hereafter as “Market-Condition Grants”), or (ii) both a service-based vesting condition and certain performance-based conditions (referred to hereafter as “Performance-Condition
Grants”). For the three and six months ended June 30, 2026, 27.6 million and 13.9 million, respectively, of unvested Market-
Condition Grants, and 1.8 million and 1.4 million, respectively, of unvested Performance-Condition Grants, were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted because the applicable market-price and performance-based vesting conditions were not satisfied.
Also see Note 19 “Equity-based Compensation” in our financial statements.
14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	June 30, 2026	December 31, 2025
Asset Management and Strategic Holdings
Unsettled Investment Sales (1)	$659,600	$738,343
Receivables	259,499	253,412
Due from Broker (2)	92,896	127,220
Deferred Tax Assets, net	86,545	82,870
Interest Receivable	289,626	311,293
Fixed Assets, net (3)	1,002,134	975,498
Foreign Exchange Contracts and Options (4)	297,452	179,920
Goodwill (5)(6)	833,073	519,582
Intangible Assets (6)(7)	1,925,798	1,614,179
Derivative Assets	20,793	9,905
Prepaid Taxes	119,699	256,945
Prepaid Expenses	99,484	92,144
Operating Lease Right of Use Assets (8)	750,707	706,884
Deferred Financing Costs	14,422	17,737
Other	465,230	408,449
Total Asset Management and Strategic Holdings	$6,916,958	$6,294,381

Insurance
Deferred Tax Assets, net	$2,857,047	$2,799,455
Accrued Investment Income	1,679,351	1,665,064
Goodwill	509,972	509,972
Intangible Assets (9)	214,412	233,012
Premiums and Other Account Receivables	217,298	234,114
Other	273,213	321,899
Derivative Assets	348,476	306,022
Operating Lease Right of Use Assets (8)	152,736	157,113
Market Risk Benefit Assets	996	997
Unsettled Investment Sales(1) and Derivative Collateral Receivables	4,487	435,263
Total Insurance	$6,257,988	$6,662,911
Total Other Assets	$13,174,946	$12,957,292
(1)Primarily includes amounts due from third parties for investments sold for which cash settlement has not yet occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $427.9 million and $383.1 million as of June 30, 2026, and December 31, 2025, respectively.
Depreciation and amortization expense of $22.6 million and $19.6 million for the three months ended June 30, 2026, and 2025, respectively, and $44.7 million and $38.2 million, for the six months ended June 30, 2026 and 2025, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
(4)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 4 “Net Gains (Losses) from Investment Activities – Asset Management and Strategic Holdings” in our
financial statements for the net changes in fair value associated with these instruments.

(5)As of June 30, 2026, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.
(6)See Note 25 “Acquisition” for additional information relating to goodwill and intangibles recognized related to the Arctos Acquisition. On January 2, 2026,
KKR acquired control of an aviation finance business, Altavair, and recognized goodwill of $167 million allocated to the Asset Management segment, intangible assets of $46 million, and redeemable noncontrolling interests of $60 million. In July 2025, KKR acquired HealthCare Royalty Management, LLC and recognized goodwill of $8.6 million allocated to the Asset Management segment, intangible assets of $141.6 million, and noncontrolling interests of
$28.3 million.
(7)For Asset Management, the carrying amount of indefinite-lived intangible assets was approximately $1.5 billion as of June 30, 2026, and the remaining useful lives of finite-lived intangible assets ranged from 6 to 15 years.
(8)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia, and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $28.4 million and $26.5 million for the three months ended June 30, 2026 and 2025 respectively, and $56.3 million and $53.6 million for the six months ended June 30, 2026 and 2025, respectively. For Insurance, non-cancelable operating leases consist of leases for office space and land in North America. For the three months ended June 30, 2026 and 2025, the operating lease cost was $2.7 million and $5.0 million, respectively, and for the six months ended June 30, 2026 and 2025, the operating lease cost was $6.6 million and $10.1 million, respectively.
(9)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 8.0 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.4 million and $4.7 million for the three months ended June 30, 2026 and 2025, respectively, and $18.6 million and $9.4 million for the six months ended June 30, 2026 and 2025, respectively.
Accrued Expenses and Other Liabilities consist of the following:

	June 30, 2026	December 31, 2025
Asset Management and Strategic Holdings
Amounts Payable to Carry Pool (1)	$7,101,902	$5,875,527
Unsettled Investment Purchases (2)	2,037,540	1,805,026
Securities Sold Short (3)	113,147	134,669
Derivative Liabilities	11,339	—
Accrued Compensation and Benefits	143,485	122,574
Interest Payable	501,991	520,781
Foreign Exchange Contracts and Options (4)	732,343	1,034,543
Accounts Payable and Accrued Expenses	708,218	632,920
Taxes Payable	108,930	83,830
Uncertain Tax Positions	49,135	45,515
Unfunded Revolver Commitments	98,247	93,289
Operating Lease Liabilities (5)	811,365	759,796
Deferred Tax Liabilities, net	2,907,619	3,060,541
Other Liabilities	347,992	179,324
Total Asset Management and Strategic Holdings	$15,673,253	$14,348,335

Insurance
Unsettled Investment Purchases(2) and Derivative Collateral Liabilities	$2,125,754	$926,008
Accrued Expenses	580,704	662,891
Derivative Liabilities	459,422	436,245
Securities Sold Under Agreements to Repurchase	501,692	664,249
Insurance Operations Balances in Course of Settlement	174,749	135,575
Operating Lease Liabilities (5)	170,591	175,679
Accrued Employee Related Expenses	129,513	114,965
Interest Payable	48,166	37,448
Tax Payable to Former Parent Company	44,989	46,318
Other Tax Related Liabilities	13,642	23,748
Accounts and Commissions Payable	34,461	46,945
Current Income Tax Payable	88,495	71,624
Total Insurance	$4,372,178	$3,341,695
Total Accrued Expenses and Other Liabilities	$20,045,431	$17,690,030
(1)Represents the amount of carried interest payable to current and former KKR employees arising from KKR's investment funds and co-investment vehicles that provide for carried interest.
(2)Primarily includes amounts owed to third parties for investment purchases for which cash settlement has not yet occurred.

(3)Represents the obligations of KKR to deliver a specified security at a future point in time. Such securities are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 4 “Net Gains
(Losses) from Investment Activities – Asset Management and Strategic Holdings” in our financial statements for the net changes in fair value associated with these instruments.
(4)Represents derivative financial instruments used to manage foreign exchange risk arising from certain foreign currency denominated investments. Such instruments are measured at fair value with changes in fair value recorded in Net Gains (Losses) from Investment Activities in the accompanying consolidated statements of operations. See Note 4 “Net Gains (Losses) from Investment Activities – Asset Management and Strategic Holdings” in our
financial statements for the net changes in fair value associated with these instruments.
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 16 years, some of which include options to extend the leases from 2 years to 10 years. The weighted average remaining lease terms were 12.1 years and 12.7 years as of June 30,
2026, and December 31, 2025, respectively. The weighted average discount rates were 3.7% and 3.8% as of June 30, 2026, and December 31, 2025,
respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 1 year to 9 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 6.5 years and 6.8 years as of June 30, 2026, and
December 31, 2025, respectively. The weighted average discount rates were 4.9% and 3.8% as of June 30, 2026 and December 31, 2025, respectively. The weighted average remaining lease terms for land were 41.1 years and 42.0 years as of June 30, 2026, and December 31, 2025, respectively. For Asset
Management and Strategic Holdings and Insurance, non-cash right of use assets obtained in exchange for new operating lease liabilities were $8.7 million and $21.1 million for the three and six months ended June 30, 2026, respectively. For Asset Management, Strategic Holdings and Insurance, non-cash right of use assets obtained in exchange for new operating lease liabilities were $80.6 million and $86.4 million for the three and six months ended June
30, 2025, respectively.
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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of June 30, 2026, KKR's commitments to these unconsolidated investment funds were $2.9 billion. KKR generally has not provided any financial support other than its obligated amount as of June 30, 2026. Additionally, Global Atlantic has unfunded commitments of $368.2 million as of
June 30, 2026.
As of June 30, 2026, and December 31, 2025, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	June 30, 2026	December 31, 2025
Asset Management and Strategic Holdings
Investments	$12,323,070	$11,842,627
Due from (to) Affiliates, net	2,299,780	1,871,408
Maximum Exposure to Loss	$14,622,850	$13,714,035
Insurance
Real Assets	$78,674	$79,367

	June 30, 2026	December 31, 2025
Other Investments	1,967,188	720,933
Maximum Exposure to Loss	$2,045,862	$800,300
Total Maximum Exposure to Loss	$16,668,712	$14,514,335
16. DEBT OBLIGATIONS
KKR enters into credit agreements and issues debt for its general operating and investment purposes.
KKR's Asset Management and Strategic Holdings debt obligations consisted of the following:

	June 30, 2026				December 31, 2025
By remaining maturity at period end date	Financing Available	Principal	Carrying Value	Fair Value	Financing Available	Principal	Carrying Value	Fair Value
Revolving Credit Facilities: (1)
Under 1 Year	$750,000	$—	$—	$—	$750,000	$—	$—	$—
1-5 Years	3,491,921	—	—	—	3,491,580	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	4,241,921	—	—	—	4,241,580	—	—	—
KKR USD Senior Notes: (2)(3)(5)(7)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	750,000	747,333	725,558	—	750,000	746,889	734,340
After 5 Years	—	5,150,000	5,064,645	4,266,679	—	5,150,000	5,061,292	4,423,212
Subtotal	—	5,900,000	5,811,978	4,992,237	—	5,900,000	5,808,181	5,157,552
KKR Yen Senior Notes: (2)(3)(5)
Under 1 Year	—	223,890	223,646	222,110	—	—	—	—
1-5 Years	—	596,629	594,590	586,029	—	844,873	842,356	830,188
After 5 Years	—	555,417	549,783	458,409	—	582,605	576,434	511,264
Subtotal	—	1,375,936	1,368,019	1,266,548	—	1,427,478	1,418,790	1,341,452
KKR Euro Senior Notes: (2)(3)(5)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	742,603	739,923	707,685	—	763,538	760,278	725,033
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	—	742,603	739,923	707,685	—	763,538	760,278	725,033
KKR Subordinated Notes: (2)(3)(6)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,090,000	1,059,774	896,336	—	1,090,000	1,059,366	951,180
Subtotal	—	1,090,000	1,059,774	896,336	—	1,090,000	1,059,366	951,180
KFN USD Senior Notes: (2)(3)(4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	190,000	188,566	176,789	—	190,000	188,459	194,534
Subtotal	—	190,000	188,566	176,789	—	190,000	188,459	194,534
Total KKR & KFN Notes	4,241,921	9,298,539	9,168,260	8,039,595	4,241,580	9,371,016	9,235,074	8,369,751

Other Debt Obligations: (1)(2)(7)	5,916,190	41,386,830	40,514,163	40,454,841	6,356,060	40,612,665	39,882,670	39,860,877

Total	$10,158,111	$50,685,369	$49,682,423	$48,494,436	$10,597,640	$49,983,681	$49,117,744	$48,230,628
(1)Financing available is reduced by the dollar amounts specified in any issued letters of credit.
(2)Carrying value includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.

(3)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	June 30, 2026	December 31, 2025
KKR USD Senior Notes	4.37%	4.37%
KKR Yen Senior Notes	1.69%	1.69%
KKR Euro Senior Notes	1.63%	1.63%
KKR Subordinated Notes	5.84%	5.84%
KFN USD Senior Notes	5.27%	5.27%
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
(7)As of June 30, 2026, and December 31, 2025, the principal value, carrying value and fair value reflects the elimination for the portion of applicable debt obligations that are held by Global Atlantic.
Fourth Amended & Restated Credit Agreement
On July 30, 2026, KKR Group Partnership L.P. and Kohlberg Kravis Roberts & Co. L.P. (collectively, the “Borrowers”), entered into a Fourth Amended and Restated Credit Agreement (the “Corporate Credit Agreement”) by and among the
Borrowers, the guarantors from time to time party thereto (together with the Borrowers, the “Loan Parties”), the lending institutions from time to time party thereto, and HSBC Bank USA, National Association, as administrative agent, which amends and restates in its entirety the Third Amended and Restated Credit Agreement, dated as of July 3, 2024, by and among the
Loan Parties, the lending institutions from time to time party thereto and the administrative agent.
The Corporate Credit Agreement provides the Borrowers with a senior unsecured multicurrency revolving credit facility
(the “Corporate Credit Facility”) in an aggregate principal amount of $3.0 billion, with the option to request an increase in the facility amount of up to an additional $750 million, subject to certain conditions, including the consent of the lenders. The
Corporate Credit Facility is a five-year facility, scheduled to mature on July 30, 2031, with the Borrowers’ option to request an extension of the maturity date, subject to the consent of the lenders, and the Borrowers may prepay, terminate or reduce the commitments under the Corporate Credit Facility at any time without penalty. Borrowings under the Corporate Credit Facility are available for general corporate purposes and available in U.S. dollars and other currencies. Interest on borrowings in U.S.
dollars under the Corporate Credit Facility will be based on either term Secured Overnight Financing Rate (SOFR) or alternate base rate, with the applicable margin per annum based on a corporate ratings-based grid ranging from 57.5 basis points to
112.5 basis points for term SOFR borrowings. The Borrowers have agreed to pay a facility fee on the total commitments at a rate per annum also based on a corporate ratings-based grid ranging from 5 basis points to 12.25 basis points. Borrowings under the Corporate Credit Facility are guaranteed by KKR & Co. Inc.
Certain other terms of the Corporate Credit Agreement include: (i) financial covenants that require KKR to maintain a maximum leverage ratio (excluding the indebtedness of The Global Atlantic Financial Group LLC and its subsidiaries) of not greater than 4.0x covenant EBITDA and to maintain at least $195 billion in fee paying assets under management; (ii)
customary affirmative covenants and certain negative covenants, including a limitation on the ability of the Loan Parties to, among other things, pledge the stock of their subsidiaries; and (iii) customary events of default, upon the occurrence of which the lenders will have the ability to accelerate all outstanding loans thereunder and terminate the commitments.
KCM 364-Day Revolving Credit Facility
On March 27, 2026, KKR Capital Markets Holdings L.P. and certain other capital markets subsidiaries (the “KCM
Borrowers”) replaced their existing 364-day revolving credit agreement with a new 364-day revolving credit agreement (the
“KCM 364-Day Revolving Credit Facility”) with Mizuho Bank, Ltd., as administrative agent, and one or more lenders party thereto. The KCM 364-Day Revolving Credit Facility replaced the prior 364-day revolving credit facility, dated as of April 2,
2025, between the KCM Borrowers and the administrative agent, and one or more lenders party to the prior facility, which was terminated according to its terms on March 27, 2026. The KCM 364-Day Revolving Credit Facility provides for revolving borrowings up to $750 million, expires on March 26, 2027, and ranks pari passu with the existing $750 million 5-year revolving credit facility provided by them for KKR's capital markets business (the “KCM Five-Year Revolving Credit Facility”). If a
borrowing is made under the KCM 364-Day Revolving Credit Agreement, the interest rate will vary depending on the type of drawdown requested. As with the KCM Five-Year Revolving Credit Facility, borrowings under the KCM 364-Day Revolving
Credit Facility may only be used for KKR’s capital markets business. This facility’s only obligors are entities involved in KKR’s capital markets business, and its liabilities are non-recourse to other parts of KKR’s business. The KCM 364-Day Revolving
Credit Facility contains customary representations and warranties, events of default, and affirmative and negative covenants,

including a financial covenant providing for a maximum debt to equity ratio for the KCM Borrowers, which are substantially similar to those found in the KCM Five-Year Revolving Credit Facility. The KCM Borrowers' obligations under the KCM 364-Day
Revolving Credit Facility are secured by certain assets of the KCM Borrowers, including a pledge of equity interests of certain subsidiaries of the KCM Borrowers.
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
As of June 30, 2026, other debt obligations consisted of the following:

	Financing Available	Principal	Carrying Value(1)	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other	$5,816,690	$10,310,863	$10,270,420	$10,211,098	5.3%	6.1
Debt Obligations of Consolidated CFEs	99,500	31,075,967	30,243,743	30,243,743	(2)	10.6
	$5,916,190	$41,386,830	$40,514,163	$40,454,841
(1)Includes borrowings collateralized by fund investments, fund co-investments, and other assets held by levered investment vehicles of $4.5 billion.
(2)The senior notes of the consolidated CFEs had a weighted average interest rate of 4.97%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle.
Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one
CLO vehicle may not be used to satisfy the liabilities of another. As of June 30, 2026, the fair value of the consolidated CLO assets was $34.1 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.

Global Atlantic's debt obligations consisted of the following:

	June 30, 2026				December 31, 2025
By remaining maturity at period end date	Financing Available	Principal	Carrying Value(1)	Fair Value(2)	Financing Available	Principal	Carrying Value(1)	Fair Value(2)
Revolving Credit Facilities:
Under 1 Year	$3,000,000	$—	$—	$—	$—	$—	$—	$—
1-5 Years	1,000,000	—	—	—	1,000,000	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	4,000,000	—	—	—	1,000,000	—	—	—
Senior Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	1,150,000	1,047,019	1,068,890	—	500,000	478,361	492,650
After 5 Years	—	1,400,000	1,341,417	1,435,350	—	2,050,000	1,944,982	2,098,205
Subtotal	—	2,550,000	2,388,436	2,504,240	—	2,550,000	2,423,343	2,590,855
Subordinated Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,223,741	1,178,949	1,216,474	—	1,223,741	1,199,664	1,249,395
Subtotal	—	1,223,741	1,178,949	1,216,474	—	1,223,741	1,199,664	1,249,395

Debt Obligations of Consolidated Special Purpose Vehicles(3)	112,600	227,400	227,400	227,400	142,600	197,400	197,400	197,400
Total	$4,112,600	$4,001,141	$3,794,785	$3,948,114	$1,142,600	$3,971,141	$3,820,407	$4,037,650
(1)Carrying value of debt as of June 30, 2026, and December 31, 2025, includes purchase accounting adjustments of $23.4 million and $26.9 million, respectively, net debt issuance costs of $(53.6) million and $(54.2) million, respectively, and cumulative fair value loss on hedged debt obligations of
$(176.1) million and $(123.5) million, respectively. The amortization of the purchase accounting adjustments was $1.8 million for both the three months ended June 30, 2026 and 2025, and $3.6 million for both the six months ended June 30, 2026 and 2025, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)These debt obligations primarily include debt obligations of consolidated co-investment vehicles that are not guaranteed by KKR or Global Atlantic.
(4)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	June 30, 2026	December 31, 2025
Senior Notes	5.67%	5.67%
Subordinated Notes	7.54%	7.54%
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
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of June 30, 2026. KKR (including Global
Atlantic) was in compliance with such debt covenants in all material respects as of June 30, 2026.
17. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Policyholders’ Account Balances	$150,291,419	$151,484,861
Liability for Future Policy Benefits	30,759,588	30,646,223
Additional Liability for Annuitization, Death, or Other Insurance Benefits	8,153,078	7,923,814
Market Risk Benefit Liability	1,479,997	1,349,774
Other Policy-Related Liabilities(1)	14,815,048	14,154,055
Total Policy Liabilities	$205,499,130	$205,558,727
(1)Other policy-related liabilities as of June 30, 2026, and December 31, 2025 primarily consist of embedded derivatives associated with contractholder deposit funds ($8.5 billion and $7.8 billion, respectively), cost-of-reinsurance liabilities (both $3.1 billion), policy liabilities accounted under a fair value option (both $1.1 billion), negative VOBA ($643.4 million and $678.4 million, respectively) and outstanding claims ($331.5 million and $355.8 million, respectively).
Policyholders’ Account Balances
The following reflects the policyholders’ account balances roll-forward for the six months ended June 30, 2026 and 2025, and the policyholders’ account balances weighted average interest rates, net amount at risk, and cash surrender value as of those dates:

	Six Months Ended June 30, 2026
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Funding Agreements	Other(1)	Total
Balance as of Beginning of Period	$68,826,670	$37,019,262	$21,470,282	$12,245,120	$11,923,527	$151,484,861
Issuances and Premiums Received	2,663,277	2,547,221	531,659	3,941,614	270,481	9,954,252
Benefit Payments, Surrenders, and Withdrawals	(4,957,024)	(2,818,013)	(931,877)	(4,031,897)	(664,158)	(13,402,969)
Interest(2)	1,504,703	559,829	348,071	237,721	226,500	2,876,824
Other Activity(3)	(128,140)	7,245	(447,057)	(93,962)	40,365	(621,549)
Balance as of End of Period	$67,909,486	$37,315,544	$20,971,078	$12,298,596	$11,796,715	$150,291,419
Less: Reinsurance Recoverable	(13,503,470)	(3,399,548)	(7,086,225)	(1,507,176)	(4,882,500)	(30,378,919)
Balance as of End of Period, Net of Reinsurance Recoverable	$54,406,016	$33,915,996	$13,884,853	$10,791,420	$6,914,215	$119,912,500

Average Interest Rate	4.55%	3.04%	3.30%	4.35%	4.22%	3.95%
Net Amount at Risk, Gross of Reinsurance(4)	$—	$—	$101,583,677	$—	$1,190,567	$102,774,244
Cash Surrender Value(5)	$51,252,303	$39,476,044	$13,438,889	$—	$4,169,487	$108,336,723
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
account balances include discounts and premiums on assumed business which are not reflected in account values.

	As of June 30, 2026
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 Above Guaranteed Minimum	50 - 99 Above Guaranteed Minimum	100 - 150 Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$2,582,260	$259,938	$357,498	$140,227	$30,819,973	$34,159,896
1.00% - 1.99%	1,222,466	423,393	582,238	1,608,578	13,395,043	17,231,718
2.00% - 2.99%	1,119,461	27,623	25,602	101,896	6,562,076	7,836,658
3.00% - 4.00%	9,684,323	1,057,069	444,474	1,220,328	3,049,800	15,455,994
Greater Than 4.00%	12,594,734	1,043,665	58,121	6,034	—	13,702,554
Total	$27,203,244	$2,811,688	$1,467,933	$3,077,063	$53,826,892	$88,386,820
Percentage of Total	31%	3%	2%	3%	61%	100%

	As of December 31, 2025
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 Above Guaranteed Minimum	50 - 99 Above Guaranteed Minimum	100 - 150 Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$2,618,469	$350,774	$374,482	$268,868	$31,782,842	$35,395,435
1.00% - 1.99%	1,204,519	501,431	644,453	1,741,122	13,613,777	17,705,302
2.00% - 2.99%	912,743	28,775	22,015	98,832	5,944,539	7,006,904
3.00% - 4.00%	10,145,728	1,075,097	477,338	1,284,925	3,016,279	15,999,367
Greater Than 4.00%	12,506,347	1,304,767	60,701	6,237	—	13,878,052
Total	$27,387,806	$3,260,844	$1,578,989	$3,399,984	$54,357,437	$89,985,060
Percentage of Total	30%	4%	2%	4%	60%	100%

Liability for Future Policy Benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30, 2026			June 30, 2025
	Payout Annuities(1)	Other(2)	Total	Payout Annuities(1)	Other(2)	Total
Present Value of Expected Net Premiums
Balance as of Beginning of Period	$—	$(1,578,571)	$(1,578,571)	$—	$(1,399,211)	$(1,399,211)

Balance at Original Discount Rate	$—	$(1,584,545)	$(1,584,545)	$—	$(1,444,663)	$(1,444,663)
Effect of Actual Variances from Expected Experience	—	48,906	48,906	—	(111,712)	(111,712)
Adjusted Beginning of Period Balance	—	(1,535,639)	(1,535,639)	—	(1,556,375)	(1,556,375)
Issuances	—	(130,684)	(130,684)	—	(159,444)	(159,444)
Interest	—	(34,354)	(34,354)	—	(35,544)	(35,544)
Net Premiums Collected	—	159,207	159,207	—	172,340	172,340
Ending Balance at Original Discount Rate	—	(1,541,470)	(1,541,470)	—	(1,579,023)	(1,579,023)
Effect of Changes in Discount Rate Assumptions	—	28,583	28,583	—	20,400	20,400
Balance as of End of Period	$—	$(1,512,887)	$(1,512,887)	$—	$(1,558,623)	$(1,558,623)

Present Value of Expected Future Policy Benefits
Balance as of Beginning of Period	$22,763,350	$9,461,444	$32,224,794	$19,067,478	$9,126,824	$28,194,302

Balance at Original Discount Rate	$25,126,080	$9,466,765	$34,592,845	$22,116,114	$9,336,911	$31,453,025
Effect of Actual Variances from Expected Experience	(13,767)	(22,690)	(36,457)	17,445	(44,815)	(27,370)
Adjusted Beginning of Period Balance	25,112,313	9,444,075	34,556,388	22,133,559	9,292,096	31,425,655
Issuances	1,168,320	252,991	1,421,311	1,124,442	216,912	1,341,354
Interest	459,161	229,141	688,302	368,021	225,674	593,695
Benefit Payments	(1,098,909)	(494,779)	(1,593,688)	(970,535)	(459,022)	(1,429,557)
Ending Balance at Original Discount Rate	25,640,885	9,431,428	35,072,313	22,655,487	9,275,660	31,931,147
Effect of Changes in Discount Rate Assumptions	(2,655,339)	(144,499)	(2,799,838)	(2,657,844)	(88,495)	(2,746,339)
Balance as of End of Period	22,985,546	9,286,929	32,272,475	19,997,643	9,187,165	29,184,808
Net Liability for Future Policy Benefits	22,985,546	7,774,042	30,759,588	19,997,643	7,628,542	27,626,185
Less: Reinsurance Recoverable(3)	(10,016,004)	(5,917,610)	(15,933,614)	(9,661,282)	(6,068,982)	(15,730,264)
Net Liability for Future Policy Benefits, Net of Reinsurance Recoverables	$12,969,542	$1,856,432	$14,825,974	$10,336,361	$1,559,560	$11,895,921
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
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of
$(166.9) million and $215.0 million for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statements of operations for the six months ended June 30, 2026 and 2025:

	Gross Premiums
	Six Months Ended June 30,
	2026	2025
Payout Annuities	$1,228,435	$1,208,885
Other	494,949	398,142
Total Products	$1,723,384	$1,607,027
The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	4.34%	5.26%
Weighted-Average Interest Rates, Current Discount Rate	5.43%	5.36%
Weighted-Average Liability Duration (Years, Current Rates)	8.30	8.90

	As of December 31, 2025
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	4.22%	5.25%
Weighted-Average Interest Rates, Current Discount Rate	5.19%	5.11%
Weighted-Average Liability Duration (Years, Current Rates)	8.30	9.10
The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$40,125,205	$16,281,119
Expected Future Benefit Payments, Discounted (Original Discount Rate)	25,640,929	9,431,429
Expected Future Benefit Payments, Discounted (Current Discount Rate)	22,985,592	9,286,932

Expected Future Gross Premiums, Undiscounted	—	2,363,133
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,895,374
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,855,749

	As of December 31, 2025
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$38,989,687	$16,462,284
Expected Future Benefit Payments, Discounted (Original Discount Rate)	25,126,080	9,466,765
Expected Future Benefit Payments, Discounted (Current Discount Rate)	22,763,350	9,461,444

Expected Future Gross Premiums, Undiscounted	—	2,387,698
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,891,414
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,880,446
For the six months ended June 30, 2026 and 2025, Global Atlantic recognized $243.2 million and $(272.2) million in other comprehensive income (loss) (gross of the impact of reinsurance), respectively, due to changes in the future policy benefits estimate from updating discount rates. During the six months ended June 30, 2026 and 2025, there were no changes to the methods used to determine the discount rates.

Additional Liability for Annuitization, Death, or Other Insurance Benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Balance as of Beginning of Period	$8,005,182	$7,630,210
Effect of Changes in Experience	36,978	(69,052)
Adjusted Balance as of Beginning of Period	8,042,160	7,561,158
Issuances	12,186	10,972
Assessments	350,762	346,963
Benefits Paid	(296,182)	(273,936)
Interest	132,179	125,831
Balance as of End of Period	8,241,105	7,770,988
Less: Impact of Unrealized Investment Gains and Losses	88,027	75,192
Less: Reinsurance Recoverable, End of Period	1,844,259	1,673,704
Balance, End of Period, Net of Reinsurance Recoverable and Impact of Unrealized Investment Gains and Losses	$6,308,819	$6,022,092
The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the six months ended June 30, 2026 and 2025:

	Gross Assessments
	Six Months Ended June 30,
	2026	2025
Total Amount Recognized Within Revenue in the Consolidated Statements of Operations	$380,646	$292,533
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of June 30, 2026, and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Weighted-Average Interest, Current Discount Rate	3.31%	3.30%
Weighted-Average Liability Duration (Years)	23.95	24.79
Market Risk Benefits
The following table presents the balances of, and changes in, market risk benefits:

	Six Months Ended
	June 30, 2026			June 30, 2025
	Fixed-Indexed Annuity	Variable- and Other Annuities	Total	Fixed-Indexed Annuity	Variable- and Other Annuities	Total
Balance as of Beginning of Period	$1,140,823	$207,954	$1,348,777	$815,981	$183,936	$999,917

Balance as of Beginning of Period, Before Impact of Changes in Instrument-Specific Credit Risk	$1,009,066	$169,131	$1,178,197	$716,544	$150,107	$866,651
Issuances	67,816	10	67,826	50,174	89	50,263
Interest	23,931	4,523	28,454	19,667	4,472	24,139
Attributed Fees Collected	66,023	42,558	108,581	54,715	43,864	98,579
Benefit Payments	(4,688)	(6,097)	(10,785)	(4,128)	(4,005)	(8,133)

	Six Months Ended
	June 30, 2026			June 30, 2025
	Fixed-Indexed Annuity	Variable- and Other Annuities	Total	Fixed-Indexed Annuity	Variable- and Other Annuities	Total
Effect of Changes in Interest Rates	(18,869)	(8,661)	(27,530)	8,474	21,600	30,074
Effect of Changes in Equity Markets	(28,645)	(39,065)	(67,710)	(13,573)	(11,930)	(25,503)
Effect of Actual Experience Different from Assumptions	2,669	30,927	33,596	4,947	(7,972)	(3,025)
Effect of Changes in Other Future Expected Assumptions	—	—	—	43,854	—	43,854
Balance as of End of Period Before Impact of Changes in Instrument-Specific Credit Risk	1,117,303	193,326	1,310,629	880,674	196,225	1,076,899
Effect of Changes in Instrument-Specific Credit Risk	131,501	36,871	168,372	109,669	36,391	146,060
Balance as of End of Period	1,248,804	230,197	1,479,001	990,343	232,616	1,222,959
Less: Reinsurance Recoverable as of the End of the Period	(25,736)	(9,728)	(35,463)	—	(11,090)	(11,090)
Balance as of End of Period, Net of Reinsurance Recoverable	$1,223,068	$220,469	$1,443,538	$990,343	$221,526	$1,211,869

Net Amount at Risk	$5,692,600	$1,187,336	$6,879,936	$4,988,972	$1,311,376	$6,300,348
Weighted-average Attained Age of Contract holders (Years)	72	71	72	71	70	71
The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of June 30,
2026, and December 31, 2025:

	As of June 30, 2026			As of December 31, 2025
	Asset	Liability	Net	Asset	Liability	Net
Fixed-Indexed Annuities	$945	$1,249,749	$(1,248,804)	$756	$1,141,579	$(1,140,823)
Variable- and Other Annuities	51	230,248	(230,197)	241	208,195	(207,954)
Total	$996	$1,479,997	$(1,479,001)	$997	$1,349,774	$(1,348,777)
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
administration and other services are included in “Policy fees” in the consolidated statements of operations.

The following table presents the balances of and changes in separate account liabilities:

	Six Months Ended
	June 30, 2026			June 30, 2025
	Variable Annuities	Interest- Sensitive Life	Total	Variable Annuities	Interest- Sensitive Life	Total
Balance as of Beginning of Period	$3,214,498	$626,905	$3,841,403	$3,400,617	$580,443	$3,981,060
Premiums and Deposits	11,232	5,564	16,796	12,859	5,820	18,679
Surrenders, Withdrawals and Benefit Payments	(248,554)	(21,578)	(270,132)	(253,614)	(9,072)	(262,686)
Investment Performance	250,206	61,897	312,103	141,279	38,978	180,257
Other	(49,034)	(25,914)	(74,948)	(51,876)	(22,052)	(73,928)
Balance as of End of Period	$3,178,348	$646,874	$3,825,222	$3,249,265	$594,117	$3,843,382

Cash Surrender Value as of End of Period(1)	$3,178,348	$646,874	$3,825,222	$3,249,265	$594,117	$3,843,382
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.
The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	June 30, 2026	December 31, 2025
Asset Type:
Managed Volatility Equity/Fixed Income Blended Fund	$1,697,673	$1,757,775
Equity	1,796,663	1,742,429
Fixed Income	134,282	140,134
Money Market	196,561	201,027
Alternative	43	38
Total Assets Supporting Separate Account Liabilities	$3,825,222	$3,841,403
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
For the three months ended June 30, 2026 and 2025, the effective tax rates for KKR & Co. Inc. were 17.9% and 11.4%, respectively, and for the six months ended June 30, 2026 and 2025, the effective tax rates were 23.5% and 11.3%, respectively. The effective tax rate differs from the 21% U.S. federal income tax rate for the three and six months ended
June 30, 2026 and 2025 primarily due to the portion of the reported net income (loss) before taxes not being attributable to
KKR but rather being attributable to (i) third-party limited partner interests in consolidated investment funds which are not subject to taxes that are payable by KKR & Co. Inc. and its subsidiaries and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc.
Each reporting period, KKR assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize existing deferred tax assets. There were no changes in the assessment of the realizability of its deferred tax assets during the six months ended June 30, 2026. It is reasonably possible that prolonged market volatility may negatively affect Global Atlantic's operating results and its ability to realize its tax planning strategies and may warrant the establishment of a valuation allowance on a portion of its deferred tax assets within the next 12 months.

19. EQUITY-BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Asset Management(1)	$206,204	$150,261	$359,957	$313,137
Insurance	19,655	23,371	46,015	44,063
Total	$225,859	$173,632	$405,972	$357,200
(1)For the three and six months ended June 30, 2026, KKR recorded acquisition-related stock consideration of $22.8 million and $25.8 million, respectively.
Under KKR's equity incentive plan, KKR is permitted to grant equity awards representing ownership interests in
KKR & Co. Inc. common stock. On March 29, 2019, the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the
“2019 Equity Incentive Plan”) became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan, and the 2019 Equity
Incentive Plan became KKR's only plan for providing new equity awards by KKR & Co. Inc. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of June 30, 2026, 27,810,041 shares may be issued under the 2019 Equity Incentive Plan. KKR has also issued equity grants in the form of restricted holdings units through KKR Holdings III L.P. (“KKR Holdings III”), which are not issued under the 2019 Equity Incentive Plan and are currently held by certain current and former KKR employees. Equity grants generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions, including those described below.
In April 2026, KKR granted equity awards under the 2019 Equity Incentive Plan representing approximately 29 million shares of common stock, which awards are subject to market price and cliff service vesting conditions based on average prices of common stock ranging from $150 to $250 and the recipient’s continued service through May 1, 2031, subject to certain exceptions (including if the market price conditions are satisfied between May 1, 2031, and May 1, 2033, with continued
service through such date). Additionally, in April 2026, KKR granted equity awards under the 2019 Equity Incentive Plan representing approximately 2 million shares of common stock, which are subject to time-based vesting conditions based on the recipient’s continued service for five years, subject to certain exceptions. These grants also have transfer restrictions ranging from 1 to 5 years following vesting.
Equity Granted In Connection with Arctos Acquisition
In connection with the Arctos Acquisition (as defined in Note 25 “Acquisitions” below), KKR granted equity to certain sellers of Arctos that is subject to continued service following the closing of the acquisition. Because these equity grants require post-combination service they are accounted for as post-combination compensation expense. These equity grants included restricted holdings units issued by KKR Holdings III and restricted stock units. The restricted stock units were issued under the 2019 Equity Incentive Plan.
KKR also committed to grant equity in the form of restricted holdings units under the 2019 Equity Incentive Plan but has not yet identified the specific recipients (the “Unallocated Units”). Because a grant date has not been established for these
Unallocated Units, no grant-date fair value has been determined and no compensation expense has yet been recognized. KKR is required to allocate these Unallocated Units no later than December 31, 2028.
The granted equity and Unallocated Units include 5.6 million Service-Vesting Grants (as defined below) and 1.8 million
Market-Condition Grants (as defined above), respectively. A portion of the Service-Vesting Grants vest each year through
2033, while the Market-Condition Grants vest on December 31, 2030, conditioned on achieving specified KKR stock price targets ranging from $150 to $225 by, and continued service through, such date, subject to certain extensions with respect to the continued service condition.
In addition, KKR has committed to pay up to $150 million in restricted holdings units, subject to both continued service and the achievement of certain management fee revenue targets measured through December 31, 2028, subject to certain exceptions. Because these Performance-Condition Grants (as defined above) will be settled in a variable number of KKR restricted holdings units determined by reference to the price of KKR's common stock at settlement, the units are liability-
classified. The associated liability is measured at fair value and remeasured at each reporting period until settlement, with changes in fair value recognized in compensation expense over the requisite service period.
Please see additional information on Service-Vesting, Market-Condition and Performance-Condition Grants below.
Service-Vesting Grants
KKR grants restricted stock units and restricted holdings units that are subject to service-based vesting, typically over a three to five-year period from the date of grant (referred to hereafter as “Service-Vesting Grants”). In certain cases, these
Service-Vesting Grants may have a percentage that vests immediately upon grant, and certain Service-Vesting Grants may have vesting periods longer than five years. Additionally, some but not all Service-Vesting Grants are subject to transfer restrictions and/or minimum retained ownership requirements. Generally, the transfer restriction period, if applicable, lasts for (i) one year with respect to one-half of the grants vesting on any vesting date and (ii) two years with respect to the other one-half of the grants vesting on such vesting date. While providing services to KKR, some but not all of these grants are also subject to minimum retained ownership rules requiring the award recipient to continuously hold shares of common stock equivalents equal to at least 15% of their cumulatively vested grants that have or had the minimum retained ownership requirement. Holders of the Service-Vesting Grants do not participate in dividends until such grants have met their vesting requirements.
Expense associated with the vesting of these Service-Vesting Grants is based on the closing price of KKR & Co. Inc.
common stock on the date of grant, discounted for the lack of participation rights in the expected dividends on unvested equity grants. Expense is recognized on a straight line basis over the life of the grant and assumes a forfeiture rate of up to 7%
annually based upon expected turnover by class of recipient.
As of June 30, 2026, there was approximately $1.1 billion of total estimated unrecognized expense related to unvested
Service-Vesting Grants, which is expected to be recognized over the weighted average remaining requisite service period of
2.9 years.
A summary of the status of unvested Service-Vesting Grants from January 1, 2026, through June 30, 2026, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2026	16,143,785	$73.25
Granted(1)	6,557,345	88.72
Vested	(4,922,323)	60.78
Forfeitures	(380,968)	84.18
Balance, June 30, 2026	17,397,839	$82.37
(1)Includes 4.2 million acquisition-related share grants.
Market-Condition Grants
KKR also grants restricted stock units and restricted holdings units that are subject to both a service-based vesting condition and a market price based vesting condition. The following is a discussion of the Market-Condition Grants, excluding the Co-CEO Awards (as defined and discussed below).
The number of Market-Condition Grants (other than the Co-CEO awards described below) that will vest depend upon (i)
the market price of KKR common stock reaching certain price targets that range from $65.00 to $250.00 and (ii) the employee being employed by KKR on a certain date, which typically ranges from five to six years from the date of grant (with exceptions for involuntary termination without cause, death and permanent disability). The market price vesting condition is met when the average closing price of KKR common stock during 20 consecutive trading days meets or exceeds the stock price targets.
Holders of the Market-Condition Grants do not participate in dividends until such units have met both their service-based and market-price based vesting requirements. Additionally, these grants are subject to additional transfer restrictions and minimum retained ownership requirements after vesting.
Due to the existence of the service requirement, the vesting period for these Market-Condition Grants (other than the
Co-CEO awards) is explicit, and as such, compensation expense will be recognized on (i) a straight-line basis over the period from the date of grant through the date the award recipient is required to be employed by KKR and (ii) assumes a forfeiture rate of up to 7% annually based upon expected turnover. The fair value of the awards granted is based on a Monte Carlo simulation valuation model. In addition, the grant date fair value assumes that holders of the Market-Condition Grants will not participate in dividends until such units have met all of their vesting requirements.
Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of these Market-Condition Grants:

	Weighted Average	Range
Grant Date Fair Value	$47.01	$23.34 - $79.94
Closing KKR share price as of valuation date	$79.24	$43.97 - $103.33
Risk Free Rate	3.99%	1.23% - 4.41%
Volatility	33.72%	28.00% - 38.00%
Dividend Yield	0.95%	0.71% - 1.31%
Expected Cost of Equity	10.18%	9.27% - 11.80%
As of June 30, 2026, there was approximately $1.4 billion of total estimated unrecognized expense related to these unvested Market-Condition Grants, which is expected to be recognized over the weighted average remaining requisite service period of approximately 3.8 years.
A summary of the status of unvested Market-Condition Grants from January 1, 2026, through June 30, 2026, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2026	37,325,261	$31.05
Granted(1)	29,949,028	47.15
Vested	(17,566,793)	25.26
Forfeitures	(434,873)	47.45
Balance, June 30, 2026	49,272,623	$42.76
(1)29.9 million shares granted, which includes 1.4 million acquisition-related grants, have stock price targets that range from $150.00 to $250.00.
As of June 30, 2026, 18 million of these Market-Condition Grants have met their market price based vesting condition.
These Market-Condition Grants remain unvested until their service conditions (as described above) are satisfied.
Performance-Condition Grants
KKR also grants restricted stock units and restricted holdings units subject to both performance and service-based vesting conditions. The performance-based vesting conditions are primarily based on the achievement of certain business and operating targets. Compensation expense is recognized over the performance period based upon the probable outcome of the performance condition. The Performance-Condition Grants are liability-classified since the number of shares that may vest is variable, and therefore, the fair value of these grants is remeasured each reporting period. As of June 30, 2026, none of the performance-based conditions have been met.
As of June 30, 2026, there was approximately $180.0 million of total estimated unrecognized expense related to these unvested Performance-Condition Grants, which is expected to be recognized over the weighted average remaining requisite service period of approximately 4.5 years. Additionally, these grants are subject to additional transfer restrictions and minimum retained ownership requirements after vesting.
Co-CEO Awards
On December 9, 2021, the Board of Directors approved grants of 7.5 million restricted holdings units to each of KKR’s Co-
Chief Executive Officers that are subject to both a service-based vesting condition and a market price based vesting condition
(referred to hereafter as “Co-CEOs Awards”). For both Co-Chief Executive Officers, 20% of the Co-CEOs Awards are eligible to vest at each of the following KKR common stock price targets: $95.80, $105.80, $115.80, $125.80 and $135.80. The market price based vesting condition is met when the average closing price of KKR common stock during 20 consecutive trading days meets or exceeds the stock price targets. In addition to the market price based vesting conditions, in order for the award to vest, the Co-Chief Executive Officer is required to be employed by KKR on December 31, 2026 (with exceptions for involuntary termination without cause, death and permanent disability).
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
Due to the existence of the service requirement, the vesting period for these Co-CEO Awards is explicit, and as such, compensation expense will be recognized on a straight-line basis over the period from the date of grant through December
31, 2026 given the derived service period is less than the explicit service period. The fair value of the awards granted is based on a Monte Carlo simulation valuation model. In addition, the grant date fair value assumes that these Co-CEO Awards will not participate in dividends until such awards have met all of their vesting requirements.
Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of these Co-CEO Awards:

Grant Date Fair Value	$48.91
Closing KKR share price as of valuation date	$75.76
Risk Free Rate	1.42%
Volatility	28.0%
Dividend Yield	0.77%
Expected Cost of Equity	9.36%
As of June 30, 2026, there was approximately $73 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from July 1, 2026, to December 31, 2026. As of June 30,
2026, all Co-CEO Awards have met their market price based vesting condition. The Co-CEO Awards remain unvested until their service conditions (as described above) are satisfied.
20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	June 30, 2026	December 31, 2025
Amounts Due From Unconsolidated Investment Funds	$2,352,611	$1,954,509
Amounts Due From Portfolio Companies	376,785	353,192
Due From Affiliates	$2,729,396	$2,307,701
Due to Affiliates consists of:

	June 30, 2026	December 31, 2025
Amounts Due to Current and Former Employees Under the Tax Receivable Agreement	$335,122	$359,261
Amounts Due to Unconsolidated Investment Funds	52,831	83,101
Due to Affiliates	$387,953	$442,362

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
KKR’s segment profitability measures used to make operating decisions and assess performance across KKR’s reportable segments are presented prior to giving effect to the allocation of income (loss) among KKR & Co. Inc. and holders of any exchangeable securities, and the consolidation of the investment funds, vehicles and accounts that KKR advises, manages or sponsors (including CFEs). For each segment, the chief operating decision makers use the key measure of segment earnings to allocate resources to that segment in the annual budget and forecasting process. KKR's segment profitability measures excludes: (i) equity-based compensation charges, (ii) amortization of acquired intangibles, and (iii) transaction-related and non-operating items, if any. Transaction-related and non-operating items arise from corporate actions, which consist of: (i)
impairments, (ii) transaction costs from acquisitions, including any acquisition-related stock consideration, (iii) depreciation on real estate that KKR owns and occupies, (iv) contingent liabilities, net of any recoveries, (v) certain integration, restructuring, and other non-operating expenses, and (vi) other gains or charges that affect period-to-period comparability and are not reflective of KKR's ongoing operational performance.
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
Effective beginning in the second quarter of 2026, performance revenues from KKR’s K-Series Private Equity vehicles of approximately $160 million were reported in fee related performance revenues in fee related earnings. For both the three and six months ended June 30, 2025, performance revenues from its K-Series Private Equity vehicles of approximately
$80 million were reported in net realized performance income. This change in classification reflects how KKR’s chief operating decision makers currently manage the business and aligns KKR's presentation with the prevailing classification disclosed by other publicly listed alternative asset managers. KKR has not recast prior-period amounts, as the impact of the reclassification is not material to previously reported results. Additionally, the change in classification had no impact on total segment revenues, total segment earnings, or consolidated net income.

Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Asset Management
Management Fees (1)(2)	$1,249,964	$995,763	$2,442,468	$1,913,097
Transaction and Monitoring Fees, Net	221,269	234,249	473,978	495,758
Fee Related Performance Revenues	254,699	53,737	278,461	75,014
Fee Related Compensation	(302,038)	(224,656)	(559,233)	(434,677)
Other Operating Expenses	(209,746)	(172,339)	(405,151)	(339,835)
Fee Related Earnings	1,214,148	886,754	2,230,523	1,709,357
Realized Performance Income	847,535	418,850	1,603,499	766,770
Realized Performance Income Compensation	(635,651)	(309,536)	(1,194,424)	(569,467)
Realized Investment Income (3)	189,718	153,998	311,619	371,955
Realized Investment Income Compensation	(28,458)	(23,100)	(46,743)	(55,794)
Asset Management Segment Earnings	$1,587,292	$1,126,966	$2,904,474	$2,222,821

Insurance
Net Investment Income (1) (4)	$1,953,987	$1,788,525	$3,854,599	$3,517,868
Net Cost of Insurance	(1,468,887)	(1,326,980)	(2,922,221)	(2,614,963)
General, Administrative and Other	(196,880)	(183,613)	(383,828)	(366,201)
Insurance Operating Earnings	$288,220	$277,932	$548,550	$536,704

Strategic Holdings
Dividends, Net (2)	$37,036	$29,121	$85,332	$60,607
Strategic Holdings Operating Earnings	37,036	29,121	85,332	60,607
Net Realized Investment Income(3)	30,065	—	30,065	—
Strategic Holdings Segment Earnings	$67,101	$29,121	$115,397	$60,607

Total Segment Earnings	$1,942,613	$1,434,019	$3,568,421	$2,820,132
(1)Includes intersegment management fees of $175.0 million and $165.5 million earned by the Asset Management segment from the Insurance segment for the three months ended June 30, 2026 and 2025, respectively, and $350.8 million and $325.2 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Includes intersegment management fees of $11.0 million and $9.3 million earned by the Asset Management segment from the Strategic Holdings segment for the three months ended June 30, 2026 and 2025, respectively, and $21.9 million and $17.2 million for the six months ended June 30, 2026 and 2025, respectively.
(3)Includes intersegment performance fees of $5.3 million earned by the Asset Management segment from the Strategic Holdings segment for both the three and six months ended June 30, 2026. There were no performance fees earned for both the three and six months ended June 30, 2025.
(4)Includes intersegment interest expense of $5.5 million and $2.8 million for the three months ended June 30, 2026 and 2025, respectively, and $9.1 million and $7.7 million for the six months ended June 30, 2026 and 2025, respectively.

	As of June 30,
	2026	2025
Segment Assets:
Asset Management	$28,024,240	$28,102,340
Insurance	276,373,560	253,782,595
Strategic Holdings	11,516,316	9,725,453
Total Segment Assets	$315,914,116	$291,610,388

	Three Months Ended June 30,		Six Months Ended June 30,
Non-Cash Expenses Excluded from Segment Earnings	2026	2025	2026	2025
Equity Based Compensation
Asset Management	$206,204	$150,261	$359,957	$313,137
Insurance	19,655	23,371	46,015	44,063
Total Non-Cash Expenses	$225,859	$173,632	$405,972	$357,200

Reconciliations of Total Segment Amounts
The following tables reconcile Segment Revenues, Expenses, Earnings, and Assets to their equivalent GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Total GAAP Revenues	$5,725,891	$5,088,843	$10,043,874	$8,199,026
Impact of Consolidation and Other	508,523	259,812	683,785	518,026
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(1,022,381)	(910,732)	(1,864,234)	(2,069,837)
Realized Carried Interest	836,660	405,527	1,556,564	733,022
Realized Investment Income	189,718	153,998	311,619	371,955
Capstone Fees	(29,595)	(24,755)	(56,436)	(45,592)
Expense Reimbursements	(52,047)	(29,494)	(107,615)	(61,702)
Strategic Holdings Adjustments:
Realized Investment Income and Dividends	67,101	29,121	115,397	60,607
Insurance Adjustments:
Net Premiums	(697,036)	(730,242)	(1,259,006)	(1,053,606)
Policy Fees	(339,769)	(334,974)	(665,463)	(673,447)
Other Income	(68,551)	(85,964)	(133,808)	(141,452)
(Gains) Losses from Investments	541,216	138,242	1,035,867	1,437,257
Non-Operating Changes in Policy Liabilities and Derivatives	(875,457)	(285,139)	(580,523)	(73,188)
Total Segment Revenues (1)	$4,784,273	$3,674,243	$9,080,021	$7,201,069
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv)
Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income, and (vii) Dividends, Net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Total GAAP Expenses	$5,406,259	$4,746,444	$9,276,394	$8,577,399
Impact of Consolidation and Other	(236,990)	(195,831)	(460,033)	(334,463)
Asset Management Adjustments:
Equity-based Compensation	(183,363)	(150,261)	(334,078)	(313,137)
Unrealized Carried Interest Compensation	16,678	(343,769)	8,945	(989,939)
Amortization of Intangibles	(9,519)	—	(12,687)	—
Transaction-related and Non-operating Items	(82,684)	(10,765)	(116,693)	(21,316)
Expense Reimbursements	(52,047)	(29,494)	(107,615)	(61,702)
Capstone Expenses	(27,724)	(22,690)	(54,125)	(45,022)
Insurance Adjustments:
Net Premiums	(697,036)	(730,242)	(1,259,006)	(1,053,606)
Policy Fees	(339,769)	(334,974)	(665,463)	(673,447)
Other Income	(68,551)	(85,964)	(133,808)	(141,452)
Non-Operating Changes in Policy Liabilities	(849,117)	(572,118)	(541,246)	(506,723)
Equity-Based Compensation	(19,655)	(23,371)	(46,015)	(44,063)
Amortization of Intangibles	(4,412)	(4,699)	(18,599)	(9,398)
Transaction-Related and Non-Operating Items	(10,410)	(2,042)	(24,371)	(2,194)
Total Segment Expenses (1)	$2,841,660	$2,240,224	$5,511,600	$4,380,937
(1)Total Segment Expenses is comprised of (i) Fee Related Compensation, (ii) Realized Performance Income Compensation, (iii) Realized Investment Income
Compensation, (iv) Net Cost of Insurance, (v) General, Administrative and Other, and (vi) Other Operating Expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Income (Loss) Before Tax (GAAP)	$1,373,984	$1,528,768	$1,836,874	$2,299,835
Impact of Consolidation and Other	(371,760)	(876,763)	(312,951)	(1,877,153)
Interest Expense, Net	92,455	53,020	175,466	127,529
Asset Management Adjustments:
Unrealized (Gains) Losses	128,610	257,754	305,741	637,091
Unrealized Carried Interest	12,360	(429,906)	2,696	(1,237,619)
Unrealized Carried Interest Compensation	(16,678)	343,769	(8,945)	989,939
Transaction-related and Non-operating Items(1)	82,684	10,765	116,693	21,316
Equity-based Compensation – Time based	58,023	63,750	126,419	142,027
Equity-based Compensation – Performance based	125,340	86,512	207,659	171,111
Amortization of Acquired Intangibles	9,519	—	12,687	—
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(55,479)	(64,304)	65,134	(385,712)
Insurance Adjustments:
(Gains) Losses from Investments	458,061	290,084	967,004	1,649,024
Non-Operating Changes in Policy Liabilities and Derivatives	11,017	140,458	(15,041)	227,089
Transaction-Related and Non-Operating Items(1)	10,410	2,042	24,371	2,194
Equity-Based Compensation	19,655	23,371	46,015	44,063
Amortization of Acquired Intangibles	4,412	4,699	18,599	9,398
Total Segment Earnings	$1,942,613	$1,434,019	$3,568,421	$2,820,132
(1)For the three and six months ended June 30, 2026, Transaction-related and Other Non-operating items include (i) $55 million and $77 million related to transaction-related costs and other corporate actions, respectively, (ii) $6 million and $24 million of costs associated with certain integration and restructuring initiatives across our Asset Management and Insurance businesses, respectively, and (iii) $32 million and $40 million of acquisition-related stock consideration and other, respectively.

	As of
	June 30, 2026	June 30, 2025
Total GAAP Assets	$414,463,237	$380,867,573
Impact of Consolidation and Reclassifications	(91,447,219)	(83,766,604)
Carry Pool Reclassifications	(7,101,902)	(5,490,581)
Total Segment Assets	$315,914,116	$291,610,388
22. EQUITY
Stockholders' Equity
Common Stock
The common stock of KKR & Co. Inc. is entitled to vote as provided by its certificate of incorporation, Delaware General
Corporation Law and the rules of the New York Stock Exchange (“NYSE”). Subject to preferences that apply to any shares of preferred stock outstanding at the time on which dividends are payable, the holders of common stock are entitled to receive dividends out of funds legally available if the Board of Directors, in its discretion, determines to declare dividends and then only at the times and in the amounts that the Board of Directors may determine. The common stock is not entitled to preemptive rights and is not subject to conversion, redemption or sinking fund provisions.
Series I Preferred Stock
Except for any distribution required by Delaware law to be made upon a dissolution event, the holders of Series I preferred stock do not have any economic rights to receive dividends. Series I preferred stock is entitled to vote on various matters that may be submitted to vote of the stockholders and the other matters as set forth in the certificate of incorporation. Upon a dissolution event, each holder of Series I preferred stock will be entitled to a payment equal to $0.01 per share of Series I preferred stock. The Series I preferred stock will be eliminated on the Sunset Date (as defined in Note 1
“Organization”), which is scheduled to occur not later than December 31, 2026.
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
Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity grants pursuant to our 2019 Equity Incentive Plan representing the right to receive common stock. KKR expects that the program will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity grants, respectively, and the program may be suspended, extended, modified or discontinued at any time. In March 2026, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically increase by an additional $500 million to the then remaining available amount (the “Share Repurchase Program Increase Threshold”). As of July 24, 2026, there was approximately $87 million remaining under the program. Any additional increases to the total available amount after the Share Repurchase Program
Increase Threshold is reached would require a separate approval by the Board of Directors of KKR & Co. Inc. The repurchase program does not have an expiration date.
The following table presents the shares of KKR & Co. Inc. common stock that have been repurchased or equity grants retired under the repurchase program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares of common stock repurchased	328,544	36,411	2,502,514	36,411
Equity grants for common stock retired	1,228,266	917,903	1,228,844	922,135
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
(iii)certain current and former employees who hold exchangeable securities; and
(iv)third-party investors in certain of Global Atlantic's consolidated entities.
The following table presents the balances of, and changes in, Noncontrolling Interests:

	Three Months Ended June 30,
	2026	2025
Balance at the beginning of the period	$47,514,600	$39,565,465
Net Income (Loss) Attributable to Noncontrolling Interests	373,145	776,166
Other Comprehensive Income (Loss), net of tax	822	(1,046)
Equity-Based Compensation (Non-Cash Contribution)	140,748	96,635
Impact of Acquisition – Arctos (See Note 25)	68,355	—
Change in KKR & Co. Inc.'s Ownership Interest	379,746	(65,384)
Capital Contributions	1,313,154	1,063,431
Capital Distributions	(2,128,796)	(941,062)
Changes in Consolidation	(1,327,192)	261,413
Balance at the end of the period	$46,334,582	$40,755,618

	Six Months Ended June 30,
	2026	2025
Balance at the beginning of the period	$48,019,108	$36,747,947
Net Income (Loss) Attributable to Noncontrolling Interests	246,404	1,638,094
Other Comprehensive Income (Loss), net of tax	30,406	4,953
Equity-Based Compensation (Non-Cash Contribution)	236,816	198,216
Impact of Acquisition – Arctos (See Note 25)	68,355	—
Change in KKR & Co. Inc.'s Ownership Interest	318,042	(192,994)
Capital Contributions	2,491,125	1,897,075
Capital Distributions	(3,748,482)	(1,929,065)
Changes in Consolidation	(1,327,192)	2,391,392
Balance at the end of the period	$46,334,582	$40,755,618
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
Expenses, and Other Liabilities in the accompanying consolidated statements of financial condition.
The following table presents the balances of, and changes in, Redeemable Noncontrolling Interests:

	Three Months Ended June 30,
	2026	2025
Balance at the beginning of the period	$2,795,494	$1,921,480
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	54,252	68,175
Capital Contributions	390,111	29,116
Capital Distributions	(27,058)	(25,173)
Changes in Consolidation	(144,526)	—
Balance at the end of the period	$3,068,273	$1,993,598

	Six Months Ended June 30,
	2026	2025
Balance at the beginning of the period	$2,710,242	$1,585,177
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	53,269	76,669
Capital Contributions	477,306	364,629
Capital Distributions	(88,071)	(32,877)
Changes in Consolidation	(144,526)	—
Impact of Acquisition – Altavair (See Note 14)	60,053	—
Balance at the end of the period	$3,068,273	$1,993,598
24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of June 30, 2026, KKR had unfunded commitments consisting of $11.1 billion to its investment funds and vehicles.
These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.

In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of June 30, 2026, these capital markets commitments amounted to $0.6 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of June 30, 2026, have been reduced to reflect the amount expected to be funded by such third parties. As of June 30, 2026, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $5.0 billion.
Global Atlantic has commitments to purchase or fund investments of $6.1 billion as of June 30, 2026. These commitments include those related to mortgage loans, other lending facilities, and real assets. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $24.7 million for current expected credit losses as of June 30, 2026.
In addition, Global Atlantic has entered into agreements to purchase loans. Global Atlantic's obligations under these agreements are subject to change, curtailment, and cancellation based on various provisions including repricing mechanics, due diligence reviews, and performance or pool quality, among other factors.
Global Atlantic has certain contingent funding obligations related to development-stage renewable energy projects in the amount of $322.2 million as of June 30, 2026, with expiration dates occurring between March 2027 and September 2027. For accounting purposes, these contingent funding obligations are considered guarantees of the obligations of the development-
stage renewable energy projects.
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
Contingent Repayment Guarantees
The partnership documents governing KKR's carry-paying investment funds and vehicles generally include a “clawback”
provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Under a clawback obligation, upon the liquidation of a fund, the general partner is required to return, typically on an after-tax basis, previously distributed carry to the extent that, due to the diminished performance of later investments, the aggregate amount of carry distributions received by the general partner during the term of the fund exceed the amount to which the general partner was ultimately entitled, including the effects of any performance thresholds. KKR has guaranteed its general partners' clawback obligations.
As of June 30, 2026, approximately $180 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying investment funds were liquidated at their June 30, 2026 fair values. Although KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $79 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of June 30, 2026, Associates Holdings had access to cash reserves sufficient to reimburse the full $79 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, a possibility that management views to be remote, the clawback obligation would have been approximately $5.1 billion as of June 30, 2026.
KKR will acquire control of Associates Holdings when KKR acquires its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 “Organization”), which will occur not later than December 31,
2026.
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
Indemnifications and Other Guarantees
KKR may incur contingent liabilities for claims that may be made against it in the future. KKR enters into contracts that contain a variety of representations, warranties and covenants, including indemnifications. KKR and certain of KKR's consolidated investment funds have provided, and are expected to continue to provide, certain credit support, such as indemnities and guarantees relating to a variety of matters, including (i) guarantees of KKR’s corporate debt obligations and other capital obligations, (ii) non-recourse carve-out guarantees for fraud, willful misconduct and other wrongful acts, including in connection with the financing of KKR's corporate real estate, (iii) in connection with certain investment vehicles sponsored or managed by KKR, and (iv) certain other guarantees arising from the investment activities of KKR and its investment vehicles.
The types of credit support provided by KKR include providing guarantees or other credit support:
i.in connection with its subsidiaries' funding obligations to certain investment vehicles that KKR manages or sponsors,
ii.in connection with repayment and funding obligations to third-party lenders on behalf of certain employees, excluding its executive officers, in connection with their personal investments in KKR investment funds and a levered multi-asset investment vehicle, and
iii.in connection with certain of investment vehicles’ obligations to fund or otherwise be liable for a portion of their investment losses, including the obligation to provide these investment vehicles with liquidity upon certain termination events.
In addition, KKR has agreed to tender to one of its consolidated investment vehicles up to a fixed number of shares that
KKR owns in it if the net asset value of such shares is less than an agreed upon value on June 1, 2027.
KKR may also become liable for certain amounts payable to sellers of businesses or assets if a transaction does not close, subject to certain conditions, if any, specified in the acquisition agreements for such businesses or assets.
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

On July 21, 2020, the Office of the Attorney General, on behalf of the Commonwealth of Kentucky (the “Kentucky AG”), filed a new lawsuit in the same Kentucky state court (the “2020 AG Action”) making essentially the same allegations as those raised in the 2017 Action, including against what was then KKR & Co. Inc. (now KKR Group Co. Inc.) and Messrs. Kravis and
Roberts. On May 1, 2024, the trial court denied motions to dismiss the 2020 AG Action filed by KKR & Co. Inc. and Messrs.
Kravis and Roberts.
On April 8, 2024, after receiving permission from the Kentucky trial court in the 2020 AG Action, the Kentucky AG amended its complaint in the 2020 AG Action to add a claim for breach of contract. The Kentucky AG also filed an action (the
“2024 AG Action”) substantially identical to the 2020 AG Action, including the new claim for breach of contract. On April 23,
2024, KKR & Co. Inc., Messrs. Kravis and Roberts and other defendants moved to strike the Kentucky AG's amended complaint in the 2020 AG Action, to stay consideration of the breach of contract claim and the 2024 AG Action until after the trial court's ruling on the motions to dismiss the 2020 AG Action, and to deny a motion by the Kentucky AG to consolidate the 2020 AG
Action and the 2024 AG Action. These motions were denied, and the trial court consolidated the 2020 AG Action with the
2024 AG Action. On June 17, 2024, KKR & Co. Inc., Messrs. Kravis and Roberts and other defendants filed new motions to dismiss the consolidated 2020 AG Action and 2024 AG Action.
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
Inc. and others for rehearing. On April 8, 2024, KKR & Co. Inc. and other defendants in the declaratory judgment case filed motions with the Supreme Court of Kentucky for discretionary review of the Court of Appeals' December 1, 2023 decision. On
August 14, 2024, the Kentucky Supreme Court granted discretionary review in the Kentucky AG’s declaratory judgment case of both personal jurisdiction over KKR & Co. Inc. and the enforceability and constitutionality of the indemnification provisions and, on September 22, 2025, opening briefs were filed by KKR & Co. Inc. and other defendants. The Commonwealth of
Kentucky filed its response briefs on November 21, 2025, and KKR & Co. Inc. and other defendants filed their reply briefs on
December 15, 2025. The Kentucky Supreme Court heard oral arguments on June 17, 2026.
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
Regulatory Matters
KKR currently is, and expects to continue to become from time to time, subject to various examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings, or the imposition of fines, penalties, or other remedies, against KKR and its personnel. KKR is subject to periodic examinations of its regulated businesses by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to the Securities and Exchange
Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”), the U.K. Financial Conduct Authority, Central Bank of
Ireland, Monetary Authority of Singapore, U.S. state insurance regulatory authorities, and the Bermuda Monetary Authority.
KKR may also become subject to civil, criminal, administrative, or other inquiries or investigations (through a request for information, civil investigative demand, subpoena or otherwise) by any of the foregoing governmental and regulatory agencies as well as by any other U.S. or non-U.S. governmental or regulatory agency, including but not limited to the SEC, U.S.
Department of Justice (“DOJ”), U.S. state attorney generals, and similar non-U.S. governmental or regulatory agencies.
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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $4.7 million and $4.5 million for the three months ended June 30, 2026 and 2025, respectively, and $9.4 million and $9.1 million for the six months ended June 30, 2026 and 2025, respectively, and are included in insurance expenses in the consolidated statements of operations. As of both
June 30, 2026, and December 31, 2025, the total capacity of the financing arrangements with third parties was $2.6 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both June 30, 2026, and December 31, 2025.
25. ACQUISITION
Acquisition of Arctos
On May 4, 2026, KKR completed the Arctos Acquisition, which was announced on February 4, 2026. Arctos is an investment firm that provides strategic growth capital and liquidity solutions to sports franchises and to private investment fund sponsors.
Under the transaction agreement, KKR agreed to pay (i) $1.4 billion in initial consideration to acquire 100% of the equity interests of Arctos, consisting of cash and equity securities of KKR, and (ii) up to $550 million of additional equity securities based on KKR's share price and Arctos-specific performance targets. The number of shares and units issuable in connection with the initial equity consideration was calculated using a contractual reference price of $130.62 per share of common stock of KKR & Co. Inc. This reference price was a contractual term used solely to determine the number of shares and units issuable under the transaction agreement and does not represent the accounting value of the consideration transferred.
KKR accounted for the Arctos Acquisition as a business combination under FASB Accounting Standards Codification Topic
805, Business Combinations (“Topic 805”), which requires the consideration transferred to be measured at acquisition-date fair value. The consideration transferred under Topic 805 differs from the contractual terms described above for two reasons.
First, the equity securities issued as consideration for purposes of Topic 805 were measured at their fair value on the May 4,
2026 acquisition date, on which the closing price per share of common stock of KKR & Co. Inc. was $103.33. Second, the equity that is contingent on continued service is recognized and reported as a post-combination compensation expense over the requisite service period. See Note 19 “Equity-based Compensation” for additional information regarding these equity grants.
After giving effect to these adjustments, total consideration transferred, measured in accordance with Topic 805, was
$560 million, consisting of $253 million in cash (including $100 million of deferred cash consideration), $160 million in shares of KKR & Co. Inc. common stock, and $147 million of securities exchangeable into shares of KKR & Co. Inc. common stock.
The fair value of assets acquired and liabilities assumed represents a provisional value, because the Company's evaluation of the facts and circumstances of the Arctos Acquisition is ongoing. Pursuant to Topic 805, the financial statements will not be retrospectively adjusted for changes to the provisional values of assets acquired and liabilities assumed that occur in subsequent periods. Rather, KKR will recognize any adjustments as it obtains information that was not available as of the completion of this preliminary fair value calculation. KKR will also record, in the same period as the financial statement effect on earnings, any changes in depreciation, amortization, or other income effects resulting from a change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. KKR expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date of May 4, 2026.
KKR allocated a provisional amount of $331 million to the fair value of identifiable intangible assets acquired in the Arctos
Acquisition, consisting of $310 million of investment management contracts and $21 million of investor relationships.
Intangible assets are based on third-party valuations. The investment management contracts were valued using the excess earnings method, which derives value from the present value of the cash flows attributable to the investment management contracts, less returns for contributory assets. The carried interest acquired by KKR was valued based on the present value of the net carried interest expected to be received. Investor relationships were valued using the excess earnings method. The significant assumptions used in the valuation of the intangible assets acquired were unobservable and include (i) assets'
estimated useful lives, (ii) projected assets under management, (iii) projected revenue growth rates, (iv) projected carried interest, and (v) discount rates. The carrying value of goodwill associated with the Arctos Acquisition was $162 million as of the acquisition date and has been allocated entirely to the Asset Management segment. The goodwill recorded is not expected to be deductible for tax purposes and includes benefits anticipated as a result of synergies from combining KKR’s and Arctos' businesses.
Revenues and earnings attributable to Arctos following the completion of the Arctos Acquisition were determined to be immaterial for the three and six months ended June 30, 2026. As a result, pro forma results of operations are not presented because they would not be materially different.
26. SUBSEQUENT EVENTS
Dividends
A dividend of $0.195 per share of common stock of KKR & Co. Inc. has been declared and was announced on July 30,
2026. This dividend will be paid on August 25, 2026 to common stockholders of record as of the close of business on August
10, 2026.
A dividend of $0.78125 per share of Series D Mandatory Convertible Preferred Stock has been declared and was announced on July 30, 2026 and set aside for payment. This dividend will be paid on September 1, 2026 to holders of record of Series D Mandatory Convertible Preferred Stock as of the close of business on August 15, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of KKR & Co. Inc., together with its consolidated subsidiaries, and the related notes included elsewhere in this report and our Annual Report, including the audited consolidated financial statements and the related notes and
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Business” section contained therein. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including those described under “Cautionary Note Regarding Forward-looking Statements” and “Business
Environment” in this report and our Annual Report and “Risk Factors” in our Annual Report, and our other filings with the SEC.
Actual results may differ materially from those contained in any forward-looking statements.
The unaudited condensed consolidated financial statements and the related notes included elsewhere in this report are hereafter referred to as the “financial statements.” Additionally, the condensed consolidated statements of financial condition are referred to herein as the “consolidated statements of financial condition”; the condensed consolidated statements of operations are referred to herein as the “consolidated statements of operations”; the condensed consolidated statements of comprehensive income (loss) are referred to herein as the “consolidated statements of comprehensive income (loss)”; the condensed consolidated statements of changes in equity are referred to herein as the “consolidated statements of changes in equity”; and the condensed consolidated statements of cash flows are referred to herein as the “consolidated statements of cash flows.”
Overview
KKR is a leading global investment firm that offers alternative asset management as well as capital markets and insurance solutions. We aim to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and supporting growth in our portfolio companies and communities.
Founded in 1976, KKR pioneered the leveraged buyout strategy and has been a leader of the private equity industry for five decades. Since the inception of our firm, we have expanded our investment strategies and product offerings from traditional private equity to other alternative asset classes such as leveraged credit, alternative credit, infrastructure, real estate, energy, growth equity, and core private equity. Over the same period, we scaled from being a U.S.-focused firm to a global operation with 36 offices around the world as of June 30, 2026. Our business further expanded with the acquisition of
Global Atlantic in 2021, which today conducts our insurance business providing retirement and life insurance solutions. As of
June 30, 2026, we managed $796 billion of assets under management, of which $220 billion comes from Global Atlantic.
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
Our Assets Under Management have grown and diversified in the last 15 years across Private Equity, Real Assets, and
Credit and Liquid Strategies as illustrated on the following chart. KKR has evolved from a relatively US-centric and traditional private equity firm to a global alternative asset manager. As of December 31, 2010, our traditional Private Equity strategy represented over 70% of our total AUM. As of June 30, 2026, traditional Private Equity was less than 25% of our total AUM.
Assets Under Management ($ in billions):

$62
$60
$83
$100
$107
$120
$130
$168
$195
$218
$252
$471
$504
$553
$638
$744
$796
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
Q2'26

Liquid Strategies
Alternative Credit
Credit and Liquid
Strategies(1)(3)
$331
+18%
CAGR
Leveraged Credit
Real Estate
Real Assets(2)(3)
$211
Infrastructure &
Energy
Growth Equity
Core Private Equity
Private Equity(3)
$255
Traditional Private
Equity
(1)As of June 30, 2026, Alternative Credit AUM includes $91 billion of asset-based finance, $48 billion of corporate private credit (including $39 billion of direct lending) and $11 billion of strategic investments.
(2)Real estate credit lends across the risk return spectrum of investments secured by or relating to real property, including senior mortgage loans, mezzanine loans and mortgage-backed securities in North America and Europe. As of June 30, 2026, real estate credit AUM totals $43 billion. Real estate equity seeks core, core+ and opportunistic real estate investment opportunities by geography: North America, Europe and Asia Pacific. As of June 30, 2026, real estate equity AUM totals $41 billion. This includes $12 billion from the management of two publicly listed Japanese REITs through our subsidiary, KJRM.
(3)The K-Series suite of vehicles are offered through various distribution channels to investors in the U.S. and other jurisdictions around the world. We have
K-Series vehicles that operate or invest in private equity companies, infrastructure assets, credit investments, and real estate. As of June 30, 2026, total K-
Series AUM was $42 billion, which has grown significantly over the past three years.
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
Global Atlantic primarily generates income by earning a spread between the investment income generated from originated assets and the required cost of benefits payable to policyholders. Global Atlantic also earns fees paid by policyholders on certain types of insurance contracts and fees paid by third-party investors, which are reported in our asset management segment. As of June 30, 2026, Global Atlantic serves over 3.5 million policyholders.
The following table represents Global Atlantic’s new business volumes by business and product for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2026		2025	2026
Individual Channel (1):
Retirement Products	$3,160	$2,293		$6,652	$3,884
Preneed Life	284	318		541	619

Institutional Channel(2)(3)	$3,819	$1,224		$7,483	$3,117
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
Strategic Holdings
Our Strategic Holdings segment, which we started reporting in the first quarter of 2024, acquires and manages interests in operating companies that are owned by the firm. Today, those companies primarily consist of our participation in our core private equity strategy. We have acquired, and in the future we expect to continue to acquire, other long-term assets outside of, and in addition to, our participation in our core private equity strategy. Strategic Holdings is not limited to acquiring companies in specific industries. We intend to hold the companies in our Strategic Holdings segment over a longer period of time, and we believe most of these companies generally have a lower risk profile than would be typical for an investment through our traditional private equity strategy. We currently expect our Strategic Holdings segment primarily to generate income from the receipt of dividends from our ownership stakes in these businesses and, upon the sale of any ownership stake, realized investment income from such sale. As of June 30, 2026, our Strategic Holdings segment consisted of our ownership stakes in 19 companies.
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

Based on information made available to management as of June 30, 2026, the following represents KKR’s pro-rata portion of LTM Adjusted EBITDA(1) of operating companies in Strategic Holdings as of March 31, 2026:

By Geography	By Industry
Based on information made available to management as of June 30, 2026, the following represents KKR’s pro-rata portion of LTM Adjusted Revenue(1) and LTM Adjusted EBITDA(1) of operating companies in Strategic Holdings as of March 31, 2026:

Adjusted Revenue(1)	Adjusted EBITDA(1)
$4.5 billion	$1.1 billion
(1)Represents the measure(s) management currently uses to monitor the operating performance of the businesses that are carried on a fair value basis with dividends recognized in Strategic Holdings Operating Earnings.
Business Environment
Our asset management, insurance, and strategic holdings segments are affected by the various market and economic conditions of the various countries and regions in which we operate. Market and economic conditions are expected to continue to have a substantial impact on our financial condition, results of operations, and our business in various ways that we are unable to control, including our ability to make new investments, the valuations of the investments we manage, the amount of investment proceeds we realize when we exit our investments, the timing for such realization activity, our ability to fundraise or to sell our various investment and insurance products and services, and the level of our capital markets activities, as discussed in the “Risk Factors” section of our Annual Report.
The United States, during the three months ended June 30, 2026, continued to experience economic growth, despite facing certain headwinds, including with inflation remaining above the U.S. Federal Reserve Board’s 2.0% target rate and with costs-of-living continuing to pressure many U.S. households. During the three months ended June 30, 2026, the U.S. Federal
Reserve Board left the federal funds rate unchanged.
Real gross domestic product (“GDP”) growth in the Eurozone during the three months ended June 30, 2026 remained subdued. In Europe during the three months ended June 30, 2026, the European Central Bank raised the deposit rate to 2.25%
as Eurozone core inflation remained above the European Central Bank’s 2.0% inflation target.
In Asia, Japan’s economy continued to recover moderately in the second quarter of 2026, with industrial production and private investment increasing, although exports contracted. During the three months ended June 30, 2026, the Bank of Japan raised its policy rate to 1.0%. In China, the economy grew during the three months ended June 30, 2026, but continued to face headwinds, including weak domestic demand and ongoing contraction in the property sector.
Several key economic indicators in the United States and in other countries and regions in which we operate include:
•GDP. In the United States, real GDP expanded at an annualized rate of 1.5% for the three months ended June 30,
2026, compared to an annualized expansion of 2.1% for the three months ended March 31, 2026. Eurozone real GDP expanded at an annualized rate of 1.6% for the three months ended June 30, 2026, compared to an annualized growth of 0.0% for the three months ended March 31, 2026. In Japan, real GDP is expected to have expanded by
0.2% for the three months ended June 30, 2026, down from a 1.8% annualized expansion for the three months ended March 31, 2026. Real GDP in China expanded at a 3.6% annualized rate for the three months ended June 30,
2026, down from annualized growth of 5.2% reported for the three months ended March 31, 2026.
•Interest Rates. The target federal funds rate set by the U.S. Federal Reserve Board was 3.625% as of June 30, 2026,
unchanged from 3.625% as of March 31, 2026. The benchmark short-term interest rate set by the European Central
Bank was 2.25% as of June 30, 2026, up from 2.0% as of March 31, 2026. The benchmark short-term interest rate set by the Bank of Japan was 1.00% as of June 30, 2026, up from 0.75% as of March 31, 2026. The benchmark interest rate set by The People’s Bank of China was 3.0% as of June 30, 2026, unchanged from 3.0% as of March 31, 2026.
•Inflation. The U.S. core consumer price index rose 2.6% on a year-over-year basis as of June 30, 2026, the same change as the 2.6% increase on a year-over-year basis as of March 31, 2026. Eurozone core inflation was estimated to have increased 2.4% on a year-over-year basis as of June 30, 2026, up slightly from 2.3% on a year-over-year basis as of March 31, 2026. In Japan, core inflation rose 1.1% on a year-over-year basis as of June 30, 2026, down from
1.4% on a year-over-year basis as of March 31, 2026. Core inflation in China was 1.0% on a year-over-year basis as of
June 30, 2026, down slightly from 1.1% as of March 31, 2026.
•Unemployment. The U.S. unemployment rate was 4.2% as of June 30, 2026, down slightly from 4.3% as of March 31,
2026. Eurozone unemployment was 6.2% as of June 30, 2026, down from 6.3% as of March 31, 2026. The unemployment rate in Japan was 2.5% as of June 30, 2026, down from 2.7% as of March 31, 2026. The unemployment rate in China was 5.0% as of June 30, 2026, down from 5.3% as of March 31, 2026.
Several key financial market indicators in the United States and in other countries and regions in which we operate include:
•Equity Markets. For the three months ended June 30, 2026, the S&P 500 was up 15.2%, the MSCI Europe Index was
up 11.3%, the MSCI Asia Pacific Index was up 21.5% and the MSCI World Index was up 13.9% in U.S. dollar terms, on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options Exchange
Market Volatility Index (VIX), a measure of volatility, ended at 16.5 as of June 30, 2026, decreasing from 25.3 as of
March 31, 2026.
•Credit Markets. During the three months ended June 30, 2026, U.S. investment grade corporate bond spreads (BofA
Merrill Lynch US Corporate Index) tightened by 14 basis points. The non-investment grade credit indices were up during the three months ended June 30, 2026, with the S&P/LSTA Leveraged Loan Index up 1.9% and the BofAML HY
Master II Index up 2.5%. During the three months ended June 30, 2026, the 10-year government bond yields rose 15 basis points in the United States, fell 14 basis points in Germany, rose 33 basis points in Japan, fell 16 basis points in the UK, and fell 9 basis points in China.
•Commodity Markets. During the three months ended June 30, 2026, the 3-year forward price of WTI crude oil decreased approximately 2.1%, and the 3-year forward price of natural gas increased from approximately $3.06 per
MMBtu as of March 31, 2026 to $3.38 per MMBtu as of June 30, 2026. The Japan spot LNG import price increased to approximately $17.63 per MMBtu as of June 30, 2026, from approximately $11.19 per MMBtu as of March 31, 2026.
•Foreign Exchange Rates. For the three months ended June 30, 2026, the euro fell 1.1%, the British pound rose 0.3%, the Japanese yen fell 2.4%, and the Chinese renminbi rose 1.6%, respectively, relative to the U.S. dollar.
The United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven by, among other things, geopolitical and global trade concerns, including the imposition of tariffs and threats of tariffs by the United States on certain of its trading partners since April 2025 and impacts from the recent conflicts in the Middle
East. This volatility and uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our investment vehicles' investments, the pace and volume of our capital market transactions, deployments, and realizations, and our fundraising activities.
Other Trends, Uncertainties and Risks Related to Our Business
Please refer to the “Risk Factors” section of our Annual Report for important additional detail regarding risks, uncertainties, and other conditions that could have a material favorable or unfavorable impact on our businesses, including the impact of market and economic conditions on valuations of investments and the impact of competition we face. These risks, uncertainties, and other conditions should be read in conjunction with this Business Environment section and the entire

Risk Factor section of our Annual Report. In particular, see “Risk Factors—Risks Related to Our Business—Global, regional and local events outside of our control, including geopolitical events and natural disasters, could materially and adversely impact
KKR”, “Risk Factors—Risks Related to Our Business—We operate in a highly competitive industry,” “Risk Factors—Risks
Related to Our Investment Activities—Various conditions and events outside of our control that are difficult to quantify or predict may have a significant impact on the valuation of our investments”, and “Risk Factors—Risks Related to Our Insurance
Activities—We operate in a highly competitive industry.”
Basis of Accounting and Key Financial Measures under GAAP
We manage our business using certain financial measures and key operating metrics since we believe these metrics measure the productivity of our operating activities. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See Note 2 “Summary of Significant
Accounting Policies” in our financial statements and “—Critical Accounting Policies and Estimates” contained in this section below. Our key Segment and non-GAAP financial measures and operating metrics are discussed below.
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
We believe that providing these segment and non-GAAP performance measures on a supplemental basis to our GAAP results is helpful to stockholders in assessing the overall performance of KKR's business. These non-GAAP measures should not be considered as a substitute for financial measures calculated in accordance with GAAP. Reconciliations of these non-
GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, where applicable, are included under “—Segment Balance Sheet Measures—Reconciliations to GAAP Measures.”
Adjusted Net Income
Adjusted Net Income (“ANI”) is a performance measure of KKR’s earnings, which is derived from KKR’s reported segment results. ANI is used to assess the performance of KKR’s business operations and measures the earnings potentially available for distribution to its equity holders or reinvestment into its business. ANI is equal to Total Segment Earnings less Interest
Expense, Net and Other and Income Taxes on Adjusted Earnings. Interest Expense, Net and Other includes (i) interest expense on debt obligations not attributable to any particular segment and (ii) cumulative dividend expense on the Series D
Mandatory Convertible Preferred Stock, net of interest income earned on cash and short-term investments. Income Taxes on
Adjusted Earnings represents the amount of income taxes that would be paid assuming that all adjusted earnings were allocated to KKR & Co. Inc. and taxed at the same effective rate, which assumes that all securities exchangeable into shares of common stock of KKR & Co. Inc. were exchanged. The economic assumptions and methodologies that impact Income taxes on
Adjusted Earnings are similar to those used in calculating the current income tax provision under U.S. GAAP. Equity based compensation expense is excluded from ANI, because (i) KKR believes that the cost of equity grants to employees does not contribute to the earnings potentially available for distributions to its equity holders or reinvestment into its business and (ii)
excluding this expense makes KKR’s reporting metric more comparable to the corresponding metric presented by other publicly traded companies in KKR’s industry, which KKR believes enhances an investor’s ability to compare KKR’s performance to these other companies. Income Taxes on Adjusted Earnings includes the benefit of tax deductions arising from equity-
based compensation, which reduces Income Taxes on Adjusted Earnings during the period. If tax deductions from equity-
based compensation were to be excluded from Income Taxes on Adjusted Earnings, KKR’s ANI would be lower and KKR’s effective tax rate would appear to be higher, even though a lower amount of income taxes would have actually been paid or payable during the period. KKR separately discloses the amount of tax deduction from equity-based compensation for the period reported and the effect of its inclusion in ANI for the period. KKR makes these adjustments when calculating ANI in order to more accurately reflect the net realized earnings that are expected to be or become available for distribution to
KKR’s equity holders or reinvestment into KKR’s business. However, ANI does not represent and is not used to calculate actual dividends under KKR’s dividend policy, which is a fixed amount per period, and ANI should not be viewed as a measure of
KKR’s liquidity.

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

Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended June
30, 2026 and 2025. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see
“—Analysis of Segment Operating Results.” See “Risk Factors” in our Annual Report and “—Business Environment” for more information about risks, uncertainties, and other market and economic conditions that may impact our business, financial performance, operating results and valuations.
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

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change
Revenues
Asset Management and Strategic Holdings
Fees and Other	$1,180,442	$924,434	$256,008
Capital Allocation-Based Income (Loss)	1,022,381	910,732	111,649
	2,202,823	1,835,166	367,657
Insurance
Net Premiums	697,036	730,242	(33,206)
Policy Fees	339,769	334,974	4,795
Net Investment Income	2,039,122	1,863,346	175,776
Net Investment-Related Gains (Losses)	378,590	239,151	139,439
Other Income	68,551	85,964	(17,413)
	3,523,068	3,253,677	269,391
Total Revenues	5,725,891	5,088,843	637,048

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	1,189,556	1,077,597	111,959
Occupancy and Related Charges	39,464	34,640	4,824
General, Administrative and Other	450,242	323,997	126,245
	1,679,262	1,436,234	243,028
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $21,522 and $(10,867), respectively; remeasurement (gain) loss on policy liabilities: $— and $—, respectively.)	3,308,522	2,791,705	516,817
Amortization of Policy Acquisition Costs	90,324	80,800	9,524
Interest Expense	74,633	70,830	3,803
Policy and Other Operating Expense	253,518	366,875	(113,357)
	3,726,997	3,310,210	416,787
Total Expenses	5,406,259	4,746,444	659,815

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	797,254	747,734	49,520
Dividend Income	227,056	336,143	(109,087)
Interest Income	732,793	809,883	(77,090)
Interest Expense	(702,751)	(707,391)	4,640
Total Investment Income (Loss)	1,054,352	1,186,369	(132,017)

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Income (Loss) Before Taxes	1,373,984	1,528,768	(154,784)

Income Tax Expense (Benefit)	246,105	174,304	71,801

Net Income (Loss)	1,127,879	1,354,464	(226,585)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	54,252	68,175	(13,923)
Net Income (Loss) Attributable to Noncontrolling Interests	373,145	776,166	(403,021)
Net Income (Loss) Attributable to KKR & Co. Inc.	700,482	510,123	190,359

Series D Mandatory Convertible Preferred Stock Dividends	40,429	37,736	2,693

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$660,053	$472,387	$187,666
Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management and
Strategic Holdings
Revenues
For the three months ended June 30, 2026 and 2025, revenues consisted of the following:

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change
Management Fees	$829,522	$592,816	$236,706
Fee Credits	(180,234)	(134,720)	(45,514)
Transaction Fees	370,679	345,209	25,470
Monitoring Fees	64,439	53,090	11,349
Incentive Fees	14,394	13,790	604
Expense Reimbursements	52,047	29,494	22,553
Consulting Fees	29,595	24,755	4,840
Total Fees and Other	1,180,442	924,434	256,008

Carried Interest	937,962	800,521	137,441
General Partner Capital Interest	84,419	110,211	(25,792)
Total Capital Allocation-Based Income (Loss)	1,022,381	910,732	111,649

Total Revenues	$2,202,823	$1,835,166	$367,657
Fees and Other
Total Fees and Other for the three months ended June 30, 2026, increased compared to the three months ended June 30,
2025, primarily as a result of an increase in management fees and to a lesser extent, an increase in transaction fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see “—Analysis of Asset
Management Segment Operating Results.”
The increase in management fees was primarily attributable to (i) management fees earned on new capital raised over the past twelve months from our private equity and infrastructure K-Series vehicles, (ii) a higher level of management fees earned from Global Infrastructure Investors V, primarily due to management fees earned on new capital raised in the current quarter that was retroactive to the start of the fund’s investment period as well as new capital raised over the past twelve months, and (iii) management fees contributed by Arctos following the acquisition during the quarter. The increase was partially offset by (i) a decrease in management fees earned from Americas Fund XII as a result of a step-down in the management fee rate in the third quarter of 2025, and (ii) a decrease in management fees earned from Next Generation
Technology Growth Fund III as a result of entering its post-investment period in the first quarter of 2026 and now paying fees based on invested capital rather than committed capital and at a lower fee rate.
Management fees due from consolidated investment funds and other investment vehicles are eliminated upon consolidation under GAAP. However, because these amounts are funded by, and earned from, noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other investment vehicles is increased by the amount of fees that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other investment vehicles were not consolidated. For a more detailed discussion on the factors that affect our management fees during the period, see “—Analysis of Asset Management Segment
Operating Results.”
Fee credits increased compared to the prior period as a result of (i) a higher level of transaction fees in our Private Equity and Real Assets business lines and (ii) a higher level of monitoring fees in our Private Equity business line. Fee credits owed to consolidated investment funds and other investment vehicles are eliminated upon consolidation under GAAP. However, because these amounts are owed to noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other investment vehicles is decreased by the amount of fee credits that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other investment vehicles were not consolidated. Transaction and monitoring fees earned from KKR portfolio companies are not eliminated upon consolidation because those fees are earned from companies which are not consolidated. Furthermore, transaction fees earned in our capital markets business are not shared with fund investors. Accordingly, certain transaction fees are reflected in our revenues without a corresponding fee credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the three months ended June 30, 2026, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment vehicles, most notably
North America Fund XIII, Americas Fund XII, and our private equity and infrastructure K-Series vehicles. Capital Allocation-
Based Income (Loss) for the three months ended June 30, 2025, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment funds, most notably Asian Fund IV, Americas
Fund XII, and Asian Fund III.
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
Investment Income (Loss)
Net Gains (Losses) from Investment Activities for the three months ended June 30, 2026
The net gains from investment activities for the three months ended June 30, 2026 were $797.3 million. See Note 4 “Net
Gains (Losses) from Investment Activities – Asset Management and Strategic Holdings” in our financial statements for detail of
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
For the three months ended June 30, 2026, net gains from investment activities were driven primarily by mark-to-market gains relating to (i) USI, Inc. (financial services sector) and 1-800 Contacts (healthcare sector) held through our consolidated core private equity vehicles and our investment in OHB SE (healthcare sector) held in our consolidated European Fund VI
(USD) fund and (ii) mark-to-market gains on certain investments held in consolidated CLOs. These mark-to-market gains were partially offset by (i) mark-to-market losses primarily relating to our investment in PetVet Care Centers, LLC (healthcare sector) and Exact Holdings B.V. (technology sector) held through our consolidated core private equity vehicles, and (ii) mark-
to-market losses from certain foreign currency forward contracts.
Net investment gains (losses) for each asset class are influenced by the valuation methodology applied to each asset, as well as factors specific to each investment. For the three months ended June 30, 2026, net investment gains (losses) were primarily generated in the following asset classes:
•Private Equity (including core private equity), which primarily benefited from the overall operating performance of certain portfolio companies and market multiples changes across various sectors. Changes in market multiples varied across regions and sectors used in the market comparables methodology for the valuation of Level III investments;
and
•Real Assets, which primarily benefited from the overall positive operating performance of certain infrastructure and energy assets. Changes in market multiples varied across regions and sectors used in the market comparables methodology for the valuation of Level III investments.
See “Risk Factors” and “—Business Environment” in our Annual Report for more information about the factors that may impact our business, financial performance, operating results, and valuation.
Net Gains (Losses) from Investment Activities for the three months ended June 30, 2025
The net gains from investment activities for the three months ended June 30, 2025 were $747.7 million. See Note 4 ”Net
Gains (Losses) from Investment Activities – Asset Management and Strategic Holdings” in our financial statements for detail of
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
For the three months ended June 30, 2025, net gains from investment activities were driven primarily by (i) mark-to-
market gains primarily relating to our investment in Exact Holdings B.V. (technology sector), 1-800 Contacts Inc. (healthcare sector), and Arnott's Biscuit Limited (consumer products sector) held through our consolidated core private equity vehicles.
These mark-to-market gains were partially offset by (i) mark-to-market losses primarily relating to unrealized losses on certain foreign exchange forward contracts, (ii) mark-to-market losses relating to PetVet Care Centers, LLC (health care sector) and
Crescent Energy Company (NYSE: CRGY) (“Crescent”).
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the three months ended June 30, 2025, net investment gains (losses) were primarily generated in the following asset classes:
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
See “Risk Factors” and “—Business Environment” in our Annual Report for more information about the factors that may impact our business, financial performance, operating results, and valuation.
Dividend Income
During the three months ended June 30, 2026, dividend income was primarily from (i) our investment in USI, Inc. held through our consolidated core private equity vehicles and (ii) various investments in certain of our consolidated opportunistic real estate equity funds. During the three months ended June 30, 2025, dividend income was primarily from (i) our investment in April SA (financial services sector) held through our consolidated core private equity vehicles and (ii) certain of our consolidated opportunistic real estate equity funds.

Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected
KKR's dividend income, see “—Analysis of Asset Management Segment Operating Results.”
Interest Income
The decrease in interest income during the three months ended June 30, 2026, compared to the three months ended
June 30, 2025, was primarily due to the impact of lower market interest rates, such as the Secured Overnight Financing Rate
(“SOFR”), during the current period on floating rate credit investments held in consolidated CLOs and at certain of our consolidated private credit funds. The decrease was partially offset by the impact of closing CLOs that are consolidated subsequent to June 30, 2025. For a discussion of other factors that affected KKR's interest income, see “—Analysis of Asset
Management Segment Operating Results.”
Interest Expense
The decrease in interest expense during the three months ended June 30, 2026, compared to the three months ended
June 30, 2025, was primarily due to the impact of lower market interest rates, such as SOFR, during the current period on floating rate debt obligations held in consolidated CLOs and at certain consolidated funds and other investment vehicles. The decrease was partially offset by (i) the impact of closing CLOs that were consolidated subsequent to June 30, 2025, and (ii) an increase in the amount of borrowings outstanding. For a discussion of other factors that affected KKR's interest expense, see
“—Key Segment and Non-GAAP Performance Measures.”
Expenses
Compensation and Benefits Expense
The increase in compensation and benefits during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily due to (i) a higher level of equity-based compensation related to new equity grants in the current period, (ii) a higher level of discretionary cash compensation, and (iii) a higher level of accrued carried interest compensation driven by a higher level of carried interest income earned in the current period.
Occupancy and Related Charges
The increase in occupancy and related charges during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily due to new office leases commencing subsequent to June 30, 2025.
General, Administrative and Other
The increase in general, administrative and other expenses during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily due to (i) acquisition-related costs, (ii) a higher level of expenses reimbursable from our investment funds, and (iii) a higher level of information technology, and corporate general and administrative costs.

Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the three months ended June 30, 2026 and 2025, revenues consisted of the following:

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Net Premiums	$697,036	$730,242	$(33,206)
Policy Fees	339,769	334,974	4,795
Net Investment Income	2,039,122	1,863,346	175,776
Net Investment-Related Gains (Losses)	378,590	239,151	139,439
Other Income	68,551	85,964	(17,413)
Total Insurance Revenues	$3,523,068	$3,253,677	$269,391
Net Premiums
Net premiums decreased for the three months ended June 30, 2026, as compared to the three months ended June 30,
2025, primarily due to a decrease in new premiums earned on direct pension risk transfer with life contingencies or morbidity risk during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Offsetting these decreases in part were increases from preneed insurance products with life contingencies or morbidity risk. Initial premiums from new business are generally offset by a comparable change in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net Investment Income
Net investment income increased for the three months ended June 30, 2026, as compared to the three months ended
June 30, 2025, primarily due to (i) increased average assets under management due to growth in assets in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the current and preceding quarters, and (ii) higher average portfolio yields.
Net Investment-Related Gains (Losses)
The components of net investment-related gains (losses) were as follows:

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Equity Index Options	$973,878	$634,175	$339,703
Interest Rate Contracts	(93,088)	(68,803)	(24,285)
Equity Futures Contracts	(74,138)	(34,810)	(39,328)
Foreign Exchange and Other Derivative Contracts	68,807	(245,422)	314,229
Funds Withheld Payable Embedded Derivatives	(162,706)	224,401	(387,107)
Funds Withheld Receivable Embedded Derivatives	27,734	16,251	11,483
Net Gains (Losses) on Derivative Instruments	740,487	525,792	214,695
Net Other Investment Gains (Losses)	(361,897)	(286,641)	(75,256)
Net Investment-Related Gains (Losses)	$378,590	$239,151	$139,439
Net Gains (Losses) on Derivative Instruments
The decrease in the fair value of embedded derivatives on funds withheld at interest payable for the three months ended
June 30, 2026 was primarily driven by the changes in the fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and real asset investments. The underlying investments in the funds withheld at interest payable portfolio increased in value during the three months ended June 30, 2026, and decreased during the three months ended June 30, 2025, resulting in a loss and a gain on the related embedded derivative, respectively. The changes in fair value of the underlying portfolios in the respective periods are primarily due to market interest and credit spread changes, and portfolio rotation activity.
The increase in the fair value of equity index options was primarily driven by the performance of the underlying indices.
Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global
Atlantic's equity index options are based on the S&P 500 Index, which increased during both the three months ended June 30,
2026, and 2025, and an increase in the notional amount of equity market contracts outstanding.
The increase in the fair value of interest rate contracts was primarily driven by changes in market interest rates during the respective three months ended June 30, 2026 and 2025.
The increase in the fair value of foreign exchange and other derivative contracts was primarily driven by an increase due to appreciation of the U.S. dollar against the euro and British pound during the three months ended June 30, 2026 and as compared to depreciation during the three months ended June 30, 2025.
Net Other Investment Gains (Losses)
The components of net other investment gains (losses) were as follows:

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Realized Gains (Losses) on Investments Not Supporting Asset-Liability Matching Strategies	$—	$24,785	$(24,785)
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	(168,682)	(409,617)	240,935
(Addition To) Release of Credit Loss Allowances	(54,337)	(16,492)	(37,845)
Impairment of Available-for-Sale Fixed Maturity Securities Due to Intent to Sell	(53,372)	—	(53,372)
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	102,736	(39,098)	141,834
Unrealized Gains (Losses) on Other Investments Accounted Under a Fair-Value Option and Equity Investments	(70,461)	(40,360)	(30,101)
Unrealized Gains (Losses) on Real Assets	6,163	(6,070)	12,233
Realized Gains (Losses) on Real Assets	5,074	6,894	(1,820)
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	6,831	39,822	(32,991)
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(1,797)	(13,217)	11,420
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	(38,912)	189,684	(228,596)
Other	(95,140)	(22,972)	(72,168)
Net Other Investment-Related Gains (Losses)	$(361,897)	$(286,641)	$(75,256)
The increase in net other investment-related losses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to (i) an increase in foreign exchange losses on non-U.S. dollar denominated investments primarily due to greater foreign exchange volatility from the appreciation of the U.S. dollar against the euro and
British pound during the three months ended June 30, 2026, (largely offset by the change in foreign exchange derivative contracts noted above under “Net Gains (Losses) on Derivative Instruments”), (ii) an impairment to a fixed-maturity security sold shortly after quarter end, (iii) an increase in credit loss allowances on mortgage and other loan receivables and available-
for-sale fixed maturity securities during the three months ended June 30, 2026, and (iv) an increase in unrealized losses on investments accounted under a fair value option and certain investments in real assets, primarily due to unfavorable changes in the related market segment multiples.
Offsetting these increases in net other investment-related losses was (i) a decrease in unrealized losses on fixed maturity securities classified as trading (primarily due to a narrowing of corporate bond spreads during the period), and (ii) a decrease in net realized losses on available-for-sale fixed maturity securities due to a decrease in portfolio repositioning trades during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Expenses
Net Policy Benefits and Claims
Net policy benefits and claims increased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to the change in the value of embedded derivatives in Global Atlantic’s fixed indexed annuity products as a result of an increase in equity market gains for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 (as discussed above under “—Consolidated Results of Operations (GAAP Basis)—
Revenues—Net investment-related gains (losses)”). Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains (losses) on derivative instruments, and generally offset the change in embedded derivative fair value reported in net policy benefits and claims), higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a low interest rate environment, and new reserves established related to new preneed insurance with life or morbidity risks originated in the period.
Amortization of Policy Acquisition Costs
Amortization of policy acquisition costs increased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to an increase in deferred acquisition costs amortization for the three months ended June 30, 2026 associated with the cumulative impact of new business volumes generated from preneed insurance.
Interest Expense
Interest expense increased for the three months ended June 30, 2026, as compared to the three months ended June 30,
2025, primarily due to (i) a higher weighted average interest rate on subordinated debt outstanding and (ii) higher levels of outstanding debt of consolidated special purpose vehicles.
Policy and Other Operating Expense
General, administrative and other decreased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to a decrease in commission expense due to a decrease in assumed reinsurance commission expenses, as compared to the three months ended June 30, 2025.
Other Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income tax expense increased for the three months ended June 30, 2026, as compared to the three months ended June
30, 2025, primarily driven by a higher level of income before tax attributable to KKR common stockholders. For a discussion of factors that impacted KKR's tax provision, see Note 18 “Income Taxes” in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
Net income (loss) attributable to redeemable noncontrolling interests relates primarily to net income (loss) attributable to third-party limited partner interests in consolidated investment funds and other investment vehicles when the noncontrolling interests have redemption features that are not solely within the control of KKR. Net income (loss) attributable to redeemable noncontrolling interests decreased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to a lower level of net gains from investment activities at these consolidated investment funds and other investment vehicles in the current period.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests relates primarily to net income (loss) attributable to (i) non-
redeemable third-party limited partner interests in consolidated investment funds and other investment vehicles and (ii)
exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. Net income (loss) attributable to noncontrolling interests decreased for the three months ended June

30, 2026, as compared to the three months ended June 30, 2025, primarily due to a lower level of net gains from investment activities at these consolidated investment funds and other investment vehicles in the current period.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. increased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to (i) a higher level of capital allocation-based income from our asset management business and (ii) a higher level of asset management fee related income in the current period, which were partially offset by (i) a lower level of investment-related net gains attributable to KKR common stockholders from our asset management and strategic holdings operations and (ii) higher investments-related losses in our insurance business on held-
for-sale investments and increased credit loss allowances.

Analysis of Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our condensed consolidated results of operations on a GAAP basis for the six months ended June 30, 2026 and 2025. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see “—Analysis of Segment Operating Results.” See “Risk Factors” in our Annual Report and “—Business
Environment” in this report for more information about risks, uncertainties, and other market and economic conditions that may impact our business, financial performance, operating results, and valuations.
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

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change
Revenues
Asset Management and Strategic Holdings
Fees and Other	$2,367,284	$1,811,244	$556,040
Capital Allocation-Based Income (Loss)	1,864,234	2,069,837	(205,603)
	4,231,518	3,881,081	350,437
Insurance
Net Premiums	1,259,006	1,053,606	205,400
Policy Fees	665,463	673,447	(7,984)
Net Investment Income	4,028,186	3,646,626	381,560
Net Investment-Related Gains (Losses)	(274,107)	(1,197,186)	923,079
Other Income	133,808	141,452	(7,644)
	5,812,356	4,317,945	1,494,411
Total Revenues	10,043,874	8,199,026	1,844,848

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	2,241,237	2,410,700	(169,463)
Occupancy and Related Charges	77,301	69,105	8,196
General, Administrative and Other	831,971	624,329	207,642
	3,150,509	3,104,134	46,375
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $107,860 and $210,527, respectively; remeasurement (gain) loss on policy liabilities: $— and $42,252, respectively.)	5,188,550	4,499,999	688,551
Amortization of Policy Acquisition Costs	233,245	178,771	54,474
Interest Expense	148,514	140,401	8,113
Policy and Other Operating Expense	555,576	654,094	(98,518)
	6,125,885	5,473,265	652,620
Total Expenses	9,276,394	8,577,399	698,995

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change
Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	480,875	1,834,325	(1,353,450)
Dividend Income	495,073	610,033	(114,960)
Interest Income	1,474,384	1,595,740	(121,356)
Interest Expense	(1,380,938)	(1,361,890)	(19,048)
Total Investment Income (Loss)	1,069,394	2,678,208	(1,608,814)

Income (Loss) Before Taxes	1,836,874	2,299,835	(462,961)

Income Tax Expense (Benefit)	431,490	260,873	170,617

Net Income (Loss)	1,405,384	2,038,962	(633,578)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	53,269	76,669	(23,400)
Net Income (Loss) Attributable to Noncontrolling Interests	246,404	1,638,094	(1,391,690)
Net Income (Loss) Attributable to KKR & Co. Inc.	1,105,711	324,199	781,512

Series D Mandatory Convertible Preferred Stock Dividends	80,859	37,736	43,123

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,024,852	$286,463	$738,389
Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset
Management and Strategic Holdings
Revenues
For the six months ended June 30, 2026 and 2025, revenues consisted of the following:

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change
Management Fees	$1,589,351	$1,124,515	$464,836
Fee Credits	(320,933)	(270,982)	(49,951)
Transaction Fees	748,762	733,538	15,224
Monitoring Fees	124,261	101,761	22,500
Incentive Fees	61,792	15,118	46,674
Expense Reimbursements	107,615	61,702	45,913
Consulting Fees	56,436	45,592	10,844
Total Fees and Other	2,367,284	1,811,244	556,040

Carried Interest	1,753,993	1,868,783	(114,790)
General Partner Capital Interest	110,241	201,054	(90,813)
Total Capital Allocation-Based Income (Loss)	1,864,234	2,069,837	(205,603)

Total Revenues	$4,231,518	$3,881,081	$350,437
Fees and Other
Total Fees and Other for the six months ended June 30, 2026, increased compared to the six months ended June 30,
2025, primarily as a result of an increase in management fees and to a lesser extent incentive fees, which were partially offset by an increase in fee credits.

For a more detailed discussion of the factors that affected our transaction fees during the period, see “—Analysis of Asset
Management Segment Operating Results.”
The increase in management fees was primarily attributable to (i) management fees commencing at North America Fund
XIV in the second quarter of 2025, (ii) management fees contributed by Arctos following the acquisition in the second quarter of 2026, (iii) management fees earned on new capital raised over the past twelve months by our private equity and infrastructure K-Series vehicles, and (iv) a higher level of management fees earned from Global Infrastructure Investors V, primarily due to management fees earned on new capital raised in the current year that was retroactive to the start of the fund’s investment period as well as new capital raised over the past twelve months. The increase was partially offset by (i) a decrease in management fees earned from Americas Fund XII due to a step-down in the management fee rate in the third quarter of 2025 and (ii) a decrease in management fees earned from North America Fund XIII as a result of entering its post-
investment period in the second quarter of 2025 and now paying fees based on invested capital rather than committed capital and at a lower fee rate.
Management fees due from consolidated investment funds and other investment vehicles are eliminated upon consolidation under GAAP. However, because these amounts are funded by, and earned from, noncontrolling interests, upon consolidation under GAAP, KKR's allocated share of the net income from the consolidated investment funds and other investment vehicles is increased by the amount of fees that are eliminated. Accordingly, net income (loss) attributable to KKR would be unchanged if such investment funds and other investment vehicles were not consolidated. For a more detailed discussion on the factors that affect our management fees during the period, see “—Analysis of Asset Management Segment
Operating Results.”
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
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the six months ended June 30, 2026, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment vehicles, most notably
Global Impact Fund II, our private equity and infrastructure K-Series vehicles, and Americas Fund XII. Capital Allocation-Based
Income (Loss) for the six months ended June 30, 2025, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment vehicles, most notably Asian Fund IV, North America
Fund XIII, and Global Infrastructure Fund IV.
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
Net Gains (Losses) from Investment Activities
Net Gains (Losses) from Investment Activities for the six months ended June 30, 2026
The net gains from investment activities for the six months ended June 30, 2026 were $480.9 million. See Note 4 “Net
Gains (Losses) from Investment Activities – Asset Management and Strategic Holdings” in our financial statements for detail of net gains and losses from Investment Activities by asset class.

Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these investment gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
For the six months ended June 30, 2026, net gains from investment activities were driven primarily by (i) mark-to-market gains on our investments in OHB SE held in our consolidated European Fund VI (USD) fund and USI, Inc. and 1-800 Contacts, held through our consolidated core private equity vehicles and (ii) mark-to-market gains on certain foreign exchange forward contracts. These mark-to-market gains were partially offset by (i) mark-to-market losses on our investment in PetVet Care
Centers, LLC and Barracuda Networks, Inc. (technology sector), (ii) mark-to-market losses on certain investments held in consolidated CLOs, and (iii) mark-to-market losses at certain consolidated alternative credit funds.
Net investment gains (losses) for each asset class are influenced by the valuation methodology applied to each asset, as well as factors specific to each investment. For the six months ended June 30, 2026, net investment gains (losses) were primarily generated in the following asset classes:
•Private Equity (including core private equity), which primarily benefited from the overall positive operating performance of certain portfolio companies and market multiples changes across various sectors. Changes in market multiples varied across regions and sectors used in the market comparables methodology for the valuation of Level III investments; and
•Real Assets, which primarily benefited from the overall positive operating performance of certain infrastructure and energy assets. Changes in market multiples varied across regions and sectors used in the market comparables methodology for the valuation of Level III investments.
See “Risk Factors” in our Annual Report and “—Business Environment” for more information about the factors that may impact our business, financial performance, operating results, and valuation.
Net Gains (Losses) from Investment Activities for the six months ended June 30, 2025
The net gains from investment activities for the six months ended June 30, 2025 were $1.8 billion. See Note 4 “Net Gains
(Losses) from Investment Activities – Asset Management and Strategic Holdings” in our financial statements for detail of
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
For the six months ended June 30, 2025, net gains from investment activities were driven primarily by mark-to-market gains primarily relating to our investments in USI, Inc., Exact Holdings B.V. and 1-800 Contacts held through our consolidated core private equity vehicles. These mark-to-market gains were partially offset by (i) mark-to-market losses primarily relating to our investment in PetVet Care Centers, LLC and Crescent, (ii) unrealized losses on certain foreign exchange forward contracts, and (iii) mark-to-market losses on certain investments held in consolidated CLOs.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the six months ended June 30, 2025, net investment gains (losses) were primarily generated in the following asset classes:
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
Dividend Income
During the six months ended June 30, 2026, dividend income was primarily from (i) our investments in USI, Inc. (financial services sector) and Viridor Limited (infrastructure: energy and energy transition sector) both held through our consolidated core private equity vehicles and (ii) various investments in certain of our consolidated opportunistic real estate equity funds.
During the six months ended June 30, 2025, dividend income was primarily from (i) our investments in April SA and in Atlantic

Aviation FBO Inc. (infrastructure: transportation sector) both held through our consolidated core private equity vehicles and
(ii) various investments in certain of our consolidated opportunistic real estate equity funds.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected
KKR's dividend income, see “—Analysis of Asset Management Segment Operating Results.”
Interest Income
The decrease in interest income during the six months ended June 30, 2026, compared to the six months ended June 30,
2025, was primarily due to (i) the impact of lower market interest rates, such as SOFR, during the current period on floating rate credit investments held in consolidated CLOs and certain of our consolidated alternative credit funds and (ii) investment monetizations at certain consolidated alternative credit funds subsequent to June 30, 2025. The decrease was partially offset by the impact of closing CLOs that are consolidated subsequent to June 30, 2025. For a discussion of other factors that affected KKR's interest income, see “—Analysis of Asset Management Segment Operating Results.”
Interest Expense
The increase in interest expense during the six months ended June 30, 2026, compared to the six months ended June 30,
2025, was primarily due to (i) the impact of closing CLOs that were consolidated subsequent to June 30, 2025, and (ii) an increase in the amount of borrowings outstanding. The increase was largely offset by a decrease due to the impact of lower market interest rates, such as SOFR, during the current period on floating rate debt obligations held in consolidated CLOs and at certain consolidated funds and other investment vehicles. For a discussion of other factors that affected KKR's interest expense, see “—Key Segment and Non-GAAP Performance Measures.”
Expenses
Compensation and Benefits
The decrease in compensation and benefits during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to a lower level of accrued carried interest compensation driven by a lower level of carried interest income earned in the current period, partially offset by a higher level of equity-based compensation related to new equity grants in the current period.
Occupancy and Related Charges
The increase in occupancy and related charges during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to new office leases commencing subsequent to June 30, 2025.
General, Administrative and Other
The increase in general, administrative and other expenses during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to (i) a higher level of expenses reimbursable from our investment funds,
(ii) acquisition-related costs, and (iii) a higher level of information technology and corporate general and administrative costs.
Condensed Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the six months ended June 30, 2026 and 2025, revenues consisted of the following:

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Net Premiums	$1,259,006	$1,053,606	$205,400
Policy Fees	665,463	673,447	(7,984)
Net Investment Income	4,028,186	3,646,626	381,560
Net Investment-Related Gains (Losses)	(274,107)	(1,197,186)	923,079

Other Income	133,808	141,452	(7,644)
Total Insurance Revenues	$5,812,356	$4,317,945	$1,494,411
Net Premiums
Net premiums increased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to an increase in new premiums earned on assumed flow payout annuities and direct pension risk transfer in the institutional market channel, and preneed insurance products in the individual market channel (all with either life contingencies or morbidity risk.) Initial premiums from new business are generally offset by a comparable change in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net Investment Income
Net investment income increased for the six months ended June 30, 2026, as compared to the six months ended June 30,
2025, primarily due to (i) increased average assets under management due to growth in assets in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the preceding twelve months, and
(ii) an increase in average portfolio yields due to portfolio rotation into higher yielding fixed maturity debt securities, and investment in alternative asset classes, such as real assets.
Net Investment-Related Gains (Losses)
The components of net investment-related gains (losses) were as follows:

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Equity Index Options	$641,859	$294,374	$347,485
Interest Rate Contracts	(157,935)	106,186	(264,121)
Equity Futures Contracts	(53,029)	(6,116)	(46,913)
Foreign Exchange and Other Derivative Contracts	149,629	(321,255)	470,884
Funds Withheld Payable Embedded Derivatives	116,611	(199,162)	315,773
Funds Withheld Receivable Embedded Derivatives	8,904	(7,815)	16,719
Net Gains (Losses) on Derivative Instruments	706,039	(133,788)	839,827
Net Other Investment Gains (Losses)	(980,146)	(1,063,398)	83,252
Net Investment-Related Gains (Losses)	$(274,107)	$(1,197,186)	$923,079
Net Gains (Losses) on Derivative Instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable for the six months ended
June 30, 2026 was primarily driven by the changes in the fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and real asset investments. The underlying investments in the funds withheld at interest payable portfolio decreased in value during the six months ended June 30, 2026 and increased during the six months ended June 30, 2025, resulting in a gain and a loss on the related embedded derivative, respectively. The changes in fair value of the underlying portfolios are primarily due to market interest and credit spread changes – during the six months ended June 30, 2026, market interest rates generally increased (for example, yields on 10 and 30-year U.S. Treasury securities generally increased during the period, ending higher in absolute terms). In contrast, during the six months ended
June 30, 2025, market interest rates generally decreased (for example, yields on 10 and 30-year U.S. Treasury securities generally declined during the period, ending lower in absolute terms). Credit spreads generally widened during both periods.
The decrease in the fair value of interest rate contracts was primarily driven by an increase in market interest rates during the six months ended June 30, 2026, as compared to a decrease in market interest rates during the six months ended June 30,
2025, resulting in a loss on interest rate contracts for the six months ended June 30, 2026, as compared to a gain on interest rate contracts for the six months ended June 30, 2025.

The increase in the fair value of foreign exchange and other derivative contracts was primarily driven by (i) an appreciation of the U.S. dollar against the euro and British pound during the six months ended June 30, 2026, as compared to a depreciation of the U.S. dollar against the euro and British pound during the six months ended June 30, 2025, and (ii) an increase in the notional amount of foreign exchange derivative contracts outstanding.
The increase in the fair value of equity index options was primarily driven by the performance of the underlying indices.
Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global
Atlantic's equity index options are based on the S&P 500 Index, which increased during both the six months ended June 30,
2026 and 2025. In addition, the average notional amount of equity market contracts outstanding as of June 30, 2026, increased as compared to June 30, 2025.
Net Other Investment Gains (Losses)
The components of net other investment gains (losses) were as follows:

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Realized Gains (Losses) on Investments Not Supporting Asset-Liability Matching Strategies	$—	$34,305	$(34,305)
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	(266,498)	(1,527,062)	1,260,564
(Addition To) Release of Credit Loss Allowances	(282,753)	(101,162)	(181,591)
Impairment of Available-for-Sale Fixed Maturity Securities Due to Intent to Sell	(53,372)	—	(53,372)
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	(181,547)	220,109	(401,656)
Unrealized Gains (Losses) on Other Investments Accounted Under a Fair-Value Option and Equity Investments	(112,736)	1,715	(114,451)
Unrealized Gains (Losses) on Real Assets	(6,106)	13,259	(19,365)
Realized Gains (Losses) on Real Assets	21,849	17,395	4,454
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	35,838	115,808	(79,970)
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(3,572)	(63,484)	59,912
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	(89,220)	265,777	(354,997)
Other	(42,029)	(40,058)	(1,971)
Net Other Investment-Related Gains (Losses)	$(980,146)	$(1,063,398)	$83,252
The decrease in net other investment-related losses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to a decrease in realized losses on available-for-sale fixed maturity securities due to a decrease in portfolio repositioning trades during the current period. Offsetting this decrease was (i) an increase in unrealized losses on fixed maturity securities classified as trading due to an increase in market interest rates during the period, (ii) an increase in foreign exchange losses on non-USD denominated investments due to the appreciation of the U.S.
dollar against the euro and British pound during six months ended June 30, 2026, and an increase in the notional amount of non-USD denominated investments (largely offset by the change in foreign exchange derivative contracts noted above under
“Net Gains (Losses) on Derivative Instruments”), (iii) an increase in credit loss allowances on mortgage and other loan receivables and available-for-sale fixed maturity securities during the six months ended June 30, 2026, (iv) an impairment to a fixed-maturity security sold shortly after quarter end, and (v) an increase in unrealized losses on investments accounted under a fair value option and real assets, primarily due to unfavorable changes in the related market segment multiples.
Expenses
Net Policy Benefits and Claims
Net policy benefits and claims increased for the six months ended June 30, 2026, as compared to the six months ended
June 30, 2025, primarily due to (i) the change in the value of embedded derivatives in Global Atlantic’s fixed indexed annuity products (as discussed above under “—Consolidated Results of Operations (GAAP Basis)—Revenues—Net investment-related gains (losses)”), Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains (losses) on derivative instruments, and generally offset the change in embedded derivative fair value reported in net policy benefits and claims), (ii) an increase in new business flows from assumed flow payout annuities, direct pension risk transfer, and preneed insurance products (all with either life contingencies or morbidity risk) in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, (iii) a decrease in market risk benefits gains for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, which was largely driven by an increase in long-term market interest rates (such as yields on 10- and 30-year U.S. Treasury securities) and narrower credit spreads for the six months ended June 30, 2026, as compared to a decrease in long-term market interest rates and wider credit spreads during the six months ended June 30, 2025, and (iv) higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a low interest rate environment.
The above increases in net policy benefits and claims were offset in part by the non-recurrence of unfavorable impacts related to the assumption review for the six months ended June 30, 2025. The assumptions on which reserves, deferred revenue and expenses are based are intended to represent an estimate of the benefits that are expected to be payable to, and fees or premiums that are expected to be collectible from, policyholders in future periods. Global Atlantic reviews the adequacy of its reserves, deferred revenue and expenses, and the assumptions underlying those items at least annually, usually in the third quarter, referred to as an “assumption review.” For the six months ended June 30, 2025, there was a net unfavorable assumption review impact of $42.3 million on income before taxes, which was primarily due to a change in the activation assumption related to certain benefit riders on fixed-indexed annuities.
Amortization of Policy Acquisition Costs
Amortization of policy acquisition costs increased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to (i) an increase in amortization of cost-of-reinsurance assets, and (ii) an increase in amortization of deferred acquisition costs primarily driven by acquisition costs deferred and amortized due to growth in annuity and preneed insurance new business volumes.
Interest Expense
Interest expense increased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to (i) a higher weighted average interest rate on subordinated debt outstanding and (ii) higher levels of outstanding debt of consolidated special purpose vehicles.
Policy and Other Operating Expense
Policy and other operating expense decreased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to a decrease in commission expense due to a decrease in individual channel new business volumes, primarily in fixed-rate annuities, as compared against the six months ended June 30, 2025. Offsetting these decreases were (i) an increase in compensation expense, (ii) an increase in amortization of certain insurance distribution intangibles, and (iii) an increase in administrative and professional fees.
Other Condensed Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income tax expense increased for the six months ended June 30, 2026, as compared to the six months ended June 30,
2025, primarily driven by the higher level of income before taxes attributable to KKR common stockholders. For a discussion of factors that impacted KKR's tax provision, see Note 18 “Income Taxes” in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
Net income (loss) attributable to redeemable noncontrolling interests relates primarily to net income (loss) attributable to third-party limited partner interests in consolidated investment funds and other investment vehicles when the noncontrolling interests have redemption features that are not solely within the control of KKR. Net income (loss) attributable to redeemable noncontrolling interests decreased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to a lower level of net gains from investment activities at these consolidated investment funds and other investment vehicles in the current period.

Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests relates primarily to net income (loss) attributable to (i) non-
redeemable third-party limited partner interests in consolidated investment funds and other investment vehicles and (ii)
exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. Net income (loss) attributable to noncontrolling interests decreased for the six months ended June 30,
2026, as compared to the six months ended June 30, 2025, primarily due to a lower level of net gains from investment activities at these consolidated investment funds and other investment vehicles in the current period.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025, primarily due to (i) a higher level of asset management fee related income, and (ii) a lower level of insurance realized investment losses on available-for-sale fixed maturity securities in the current period, which were partially offset by (i) a lower level of capital allocation-based income from our asset management business and (ii) a lower level of investment-related net gains attributable to KKR common stockholders from our asset management and strategic holdings operations.
Condensed Consolidated Statements of Financial Condition (GAAP Basis - Unaudited)
Please see our consolidated statements of financial condition on a GAAP basis as of June 30, 2026 and December 31,
2025 in our financial statements included in this report.
KKR & Co. Inc. Stockholders’ Equity - Common Stock increased from December 31, 2025 primarily due to net income attributable to KKR & Co. Inc. common stockholders and the acquisition of Arctos in the current period, which were partially offset by (i) unrealized losses on available-for-sale securities from Global Atlantic that are recorded in other comprehensive income, (ii) common stock repurchases and (iii) dividends to common and preferred stockholders.
Condensed Consolidated Statements of Cash Flows (GAAP Basis - Unaudited)
The following is a discussion of our consolidated cash flows for the six months ended June 30, 2026 and 2025. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $5.0 billion and $3.0 billion during the six months ended June 30,
2026 and 2025, respectively. Our operating activities primarily included: (i) investments purchased (asset management and strategic holdings), net of proceeds from investments (asset management and strategic holdings) of $1.1 billion and $(1.4)
billion during the six months ended June 30, 2026 and 2025, respectively, (ii) net realized gains (losses) on investments (asset management and strategic holdings) of $752.1 million and $290.8 million during the six months ended June 30, 2026 and
2025, respectively, (iii) change in unrealized gains (losses) on investments (asset management and strategic holdings) of
$(271.2) million and $1.5 billion during the six months ended June 30, 2026 and 2025, respectively, (iv) capital allocation-
based income (loss) (asset management and strategic holdings) of $1.9 billion and $2.1 billion during the six months ended
June 30, 2026 and 2025, respectively, (v) net investment and policy liability-related gains (losses) (insurance) of $(1.0) billion and $(2.3) billion during the six months ended June 30, 2026 and 2025, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $2.9 billion and $2.4 billion during the six months ended June 30, 2026 and

2025, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $3.0 billion and $(5.0) billion during the six months ended June
30, 2026 and 2025, respectively. Our investing activities primarily included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $3.2 billion and $(5.0) billion during the six months ended June 30, 2026 and 2025, respectively, (ii) acquisitions, net of cash acquired, of $(176.6) million during the six months ended June 30, 2026, and (iii) the purchase of fixed assets of $(76.0) million and $(88.2) million during the six months ended June 30, 2026 and 2025, respectively.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $(3.9) billion and $4.6 billion during the six months ended June
30, 2026 and 2025, respectively. Our financing activities primarily included: (i) contributions from, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $(0.8) billion and $313.7 million during the six months ended June
30, 2026 and 2025, respectively, (ii) proceeds received, net of repayment of debt obligations, of $1.3 billion and $53.4 million during the six months ended June 30, 2026 and 2025, respectively, (iii) proceeds from the issuance of Series D Mandatory
Convertible Preferred Stock (net of issuance cost) of $2.5 billion during the six months ended June 30, 2025, (iv) additions to, net of withdrawals from, contractholder deposit funds (insurance) of $(3.4) billion and $2.1 billion during the six months ended June 30, 2026 and 2025, respectively, (v) common stock dividends of $(339.9) million and $(320.2) million during the six months ended June 30, 2026 and 2025, respectively, and (vi) Series D Mandatory Convertible Preferred Stock Dividends of
$(80.9) million and $(37.7) million during the six months ended June 30, 2026 and 2025, respectively.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis for the three months ended June 30, 2026 and 2025. You should read this discussion in conjunction with the information included under “—Analysis of Non-GAAP
Performance Measures” and the financial statements and related notes included elsewhere in this report. See “Risk Factors”
in our Annual Report and “—Business Environment” in this report for more information about factors that may impact our business, financial performance, operating results, and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the three months ended June 30, 2026 and 2025.
Effective beginning in the second quarter of 2026, performance revenues from K-Series Private Equity vehicles of approximately $160 million were reported in fee related performance revenues in fee related earnings. For the three months ended June 30, 2025, performance revenues from K-Series Private Equity vehicles of approximately $80 million were reported in net realized performance income. This change in classification reflects how management currently manages the business and aligns KKR's presentation with the prevailing classification disclosed by other publicly listed alternative asset managers, which we believe should enhance comparability for investors. KKR has not recast prior-period amounts, as the impact of the reclassification is not material to previously reported results. Additionally, the change in classification had no impact on total segment revenues, total segment earnings, consolidated GAAP net income, or Adjusted Net Income.

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Management Fees	$1,249,964	$995,763	$254,201
Transaction and Monitoring Fees, Net	221,269	234,249	(12,980)
Fee Related Performance Revenues	254,699	53,737	200,962
Fee Related Compensation	(302,038)	(224,656)	(77,382)
Other Operating Expenses	(209,746)	(172,339)	(37,407)
Fee Related Earnings	1,214,148	886,754	327,394
Realized Performance Income	847,535	418,850	428,685
Realized Performance Income Compensation	(635,651)	(309,536)	(326,115)
Realized Investment Income	189,718	153,998	35,720
Realized Investment Income Compensation	(28,458)	(23,100)	(5,358)
Asset Management Segment Earnings	$1,587,292	$1,126,966	$460,326
Management Fees
The following table presents management fees by business line:

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Management Fees
Private Equity	$491,260	$372,094	$119,166
Real Assets	417,803	310,394	107,409
Credit and Liquid Strategies	340,901	313,275	27,626
Total Management Fees	$1,249,964	$995,763	$254,201
The increase in Private Equity management fees was primarily attributable to (i) management fees contributed by Arctos following the acquisition during the quarter, (ii) a higher level of management fees from North America Fund XIV on new capital raised subsequent to June 30, 2025, and (iii) management fees earned on new capital raised over the past twelve months at our private equity K-Series vehicles, net of certain revenue sharing arrangements. The increase was partially offset by a decrease in management fees earned from Americas Fund XII due to a step-down in the management fee rate in the third quarter of 2025. During the three months ended June 30, 2026, approximately $41 million of management fees were earned on new capital raised that were retroactive to the start of the relevant fund's investment period.
The increase in Real Assets management fees was primarily attributable to (i) a higher level of management fees earned from Global Infrastructure Investors V, primarily due to management fees earned on new capital raised in the current quarter that was retroactive to the start of the fund’s investment period as well as new capital raised over the past twelve months, (ii)
management fees earned on new capital raised over the past twelve months from our infrastructure K-Series vehicles, net of certain revenue sharing arrangements, and (iii) management fees commencing at Asia Infrastructure III in the fourth quarter of 2025. During the three months ended June 30, 2026, approximately $52 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from CLOs from new issuances in the U.S. and Europe over the past twelve months, (ii) an increase in capital invested in certain alternative credit strategy accounts, which resulted in an increase in its fee base and (iii) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Transaction and Monitoring Fees, Net
Private Equity	$32,079	$20,421	$11,658
Real Assets	9,572	9,371	201
Credit and Liquid Strategies	1,371	4,889	(3,518)
Capital Markets	178,247	199,568	(21,321)
Total Transaction and Monitoring Fees, Net	$221,269	$234,249	$(12,980)
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
The decrease in transaction and monitoring fees, net is primarily due to a lower level of transaction fees earned in our
Capital Markets business line. The decrease in Capital Markets business line transaction fees was primarily due to a decrease in the size of capital markets transactions for the three months ended June 30, 2026, compared to the three months ended
June 30, 2025. Overall, we completed 112 capital markets transactions for the three months ended June 30, 2026, of which 15 represented equity offerings and 97 represented debt offerings, as compared to 93 capital markets transactions for the three months ended June 30, 2025, of which 10 represented equity offerings and 83 represented debt offerings. We earn fees in connection with underwriting, syndication, and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets, and credit business lines as well as from third-party companies. For the three months ended June 30, 2026, approximately 12% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to 20% for the three months ended June 30, 2025. Our transaction fees are comprised of fees earned in North America, Europe, and the
Asia-Pacific region. For the three months ended June 30, 2026, approximately 31% of our transaction fees were generated outside of North America as compared to approximately 69% for the three months ended June 30, 2025. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

See “—Analysis of Asset Management Segment Operating Results—Capital Invested” for more information about capital invested by business line. See “Risk Factors” in this Annual Report and “—Business Environment” for more information about the factors that may impact our business, financial performance, operating results, and valuations.
Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Fee Related Performance Revenues
Private Equity	$167,960	$—	$167,960
Real Assets	80,387	36,058	44,329
Credit and Liquid Strategies	6,352	17,679	(11,327)
Total Fee Related Performance Revenues	$254,699	$53,737	$200,962
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, investment vehicles, and accounts on a more recurring basis and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle, or account.
The increase in fee related performance revenues for the three months ended June 30, 2026 compared to the prior period was primarily due to (i) performance revenues from K-Series Private Equity vehicles being reported in fee related performance revenues, beginning in the quarter ended June 30, 2026, and (ii) a higher level of performance revenues earned from one of our K-Series Infrastructure vehicles in our Real Assets business line. The increase was partially offset by no performance revenues earned from FSK in our Credit and Liquid Strategies business line in the current period. Beginning with the second quarter of 2026, KKR has agreed to waive 100% of its portion of the FSK incentive fee for the next four consecutive quarters.
Fee Related Compensation
The increase in fee related compensation for the three months ended June 30, 2026 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of fee related revenues.
Other Operating Expenses
The increase in other operating expenses for the three months ended June 30, 2026 compared to the prior period was primarily due to a higher level of occupancy, information technology, and corporate general and administrative costs.
Fee Related Earnings
The increase in fee related earnings for the three months ended June 30, 2026 compared to the prior period was primarily due to (i) a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies
business lines and (ii) a higher level of fee related performance revenues earned in our Private Equity and Real Assets business lines, partially offset by (i) a lower level of transaction fees earned in our Capital Markets business line and (ii) a higher level of fee related compensation and other operating expenses, as described above.

Realized Performance Income
Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.
The following table presents realized performance income by business line:

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Realized Performance Income
Private Equity	$830,738	$355,492	$475,246
Real Assets	—	27,404	(27,404)
Credit and Liquid Strategies	16,797	35,954	(19,157)
Total Realized Performance Income	$847,535	$418,850	$428,685

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Private Equity
Americas Fund XII	$497,235	$28,838	$468,397
Asian Fund III	130,000	—	130,000
Next Generation Technology Growth Fund II	—	162,679	(162,679)
European Fund V	44,281	—	44,281
Private Equity K-Series	—	80,676	(80,676)
Asian Fund IV	68,480	—	68,480
Next Generation Technology Growth Fund	28,303	—	28,303
Other	62,439	83,299	(20,860)
Total Realized Performance Income	$830,738	$355,492	$475,246
Realized performance income in our Private Equity business line for the three months ended June 30, 2026 consisted primarily of realized proceeds from the sale of our investment in OneStream Software, LLC held by Americas Fund XII and
Next Generation Technology Growth Fund, Flow Control Group held by Americas Fund XII, and Kokusai Electric Corporation held by Asian Fund III.
Realized performance income in our Private Equity business line for the three months ended June 30, 2025 consisted primarily of (i) realized proceeds from the sale of our investments in ReliaQuest, LLC (technology sector) held by Next
Generation Technology Growth Fund II and BrightSpring Health Services Inc. (NASDAQ: BTSG) held by Americas Fund XI and
(ii) performance income from one of our private equity K-Series vehicles.

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Real Assets
Global Infrastructure Investors III	$—	$24,184	$(24,184)
Other	—	3,220	(3,220)
Total Realized Performance Income	$—	$27,404	$(27,404)
Realized performance income in our Real Assets business line for the three months ended June 30, 2025 consisted primarily of realized proceeds from the sale of our investment in NEP Renewables II, LLC (infrastructure: energy and energy transition) held by Global Infrastructure Investors III.

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Credit and Liquid Strategies
Lending Partners III	$2,048	$7,334	$(5,286)
Alternative Credit Vehicles and Other	14,749	28,620	(13,871)
Total Realized Performance Income	$16,797	$35,954	$(19,157)
Realized performance income in our Credit and Liquid Strategies business line for the three months ended June 30, 2026 and 2025 consisted primarily of realized proceeds at Lending Partners III and certain other alternative credit funds.
Realized Performance Income Compensation
The increase in realized performance income compensation for the three months ended June 30, 2026 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.
Realized Investment Income
The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Total Realized Investment Income	$189,718	$153,998	$35,720
The increase in realized investment income is primarily due to a higher level of net realized gains. The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.
For the three months ended June 30, 2026, net realized gains was primarily comprised of realized gains from the sale of our investment in OneStream Software, Kokusai Electronic Corporation, and Flow Control Group. Offsetting these realized gains were (i) a realized loss on one of our investments held in our real assets strategy and (ii) realized losses from the sales of various revolving credit facilities from our Capital Markets business line.
For the three months ended June 30, 2025, realized investment income was primarily comprised (i) realized gains from the sale of our investments in BridgeBio Pharma, Inc. and ReliaQuest, LLC and (ii) interest income primarily from our investment in CLOs. Partially offsetting the realized gains were realized losses, the most significant of which were (i) realized losses from the settlement of certain foreign exchange forward contracts and (ii) realized losses from the sales of various revolving credit facilities.
Realized investment income includes the net income (loss) from KKR Capstone. For the three months ended June 30,
2026, total fees attributable to KKR Capstone were $29.6 million and total expenses attributable to KKR Capstone were $27.7 million. For KKR Capstone-related adjustments in reconciling segment revenues and expenses to GAAP revenues and expenses see Note 21 “Segment Reporting” in our financial statements.
Realized Investment Income Compensation
The increase in realized investment income compensation for the three months ended June 30, 2026 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income.
Operating and Capital Metrics
See also “Fund Performance Metrics” for more information about our investment funds, vehicles and accounts across our
Private Equity, Real Assets and Credit and Liquid Strategies business lines, including investment performance, capital commitments, uncalled capital commitments, and invested capital of each. See also “Risk Factors” and “—Business

Environment” in this report for more information about the factors that may impact our business, financial performance, operating results and valuations.
The following tables present our key Asset Management segment operating and capital metrics:

	As of
($ in millions)	June 30, 2026	March 31, 2026	Change

Assets Under Management	$796,487	$757,877	$38,610
Fee Paying Assets Under Management	$638,403	$614,845	$23,558
Uncalled Commitments	$142,656	$124,857	$17,799

	Three Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change

Capital Invested	$24,159	$17,701	$6,458
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from March 31, 2026 to June 30,
2026:

($ in millions)
March 31, 2026	$231,047
New Capital Raised	9,558
Acquisitions(1)	15,996
Distributions and Other	(8,194)
Redemptions	(263)
Change in Value	6,592
June 30, 2026	$254,736
(1)Reflects the AUM of Arctos at closing.
AUM of our Private Equity business line was $254.7 billion at June 30, 2026, an increase of $23.7 billion, compared to
$231.0 billion at March 31, 2026.
The increase was primarily attributable to (i) investment funds managed by Arctos Partners, which we acquired on May 4,
2026, (ii) new capital raised from Asian Fund V, our private equity K-Series vehicles, and Arctos Keystone Fund I, and (iii)
appreciation in investment value primarily from North America Fund XIII, Americas Fund XII, and European Fund VI. Partially
offsetting the increase were distributions to fund investors primarily as a result of realized proceeds, most notably from
Americas Fund XII, Asian Fund III, and Asian Fund IV.
For the three months ended June 30, 2026, the value of our traditional private equity investment portfolio increased 4%.
This was comprised of a 2% increase in value of our privately held investments and an 18% increase in share prices of publicly held investments. For the three months ended June 30, 2026, the value of our growth equity investment portfolio (including our global impact strategy) increased by 2% and core private equity investment portfolio had no significant change in value.

Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from March 31, 2026 to June 30,
2026:

($ in millions)
March 31, 2026	$197,928
New Capital Raised	15,667
Distributions and Other	(3,334)
Redemptions	(172)
Change in Value	830
June 30, 2026	$210,919
AUM of our Real Assets business line was $210.9 billion at June 30, 2026, an increase of $13.0 billion, compared to $197.9 billion at March 31, 2026.
The increase was primarily attributable to (i) new capital raised from Helix Digital Infrastructure, our infrastructure K-
Series vehicles, and Global Infrastructure V, and, to a lesser extent, (ii) the appreciation in investment value from our infrastructure K-Series vehicles and Diversified Core Infrastructure Fund. Partially offsetting the increase were distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III.
For the three months ended June 30, 2026, the value of our infrastructure investment portfolio increased 1% and our opportunistic real estate equity investment portfolio decreased 1%.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from March 31, 2026 to June 30, 2026:

($ in millions)
March 31, 2026	$328,902
New Capital Raised	9,100
Distributions and Other	(8,442)
Redemptions	(1,332)
Change in Value	2,604
June 30, 2026	$330,832
AUM of our Credit and Liquid Strategies business line was $330.8 billion at June 30, 2026, an increase of $1.9 billion, compared to $328.9 billion at March 31, 2026.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and various private credit investment funds, (ii) CLO issuances and, to a lesser extent, (iii) investment value appreciation across our leveraged credit and private credit investment funds, and on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain private and leveraged credit funds, and (iii) redemptions at Marshall Wace.
See “Risk Factors” in this Annual Report and “—Business Environment” for more information about the factors that may impact our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from March 31, 2026 to June 30,
2026:

($ in millions)
March 31, 2026	$153,692
New Capital Raised	8,437
Acquisitions (1)	10,084
Distributions and Other	(2,202)
Redemptions	(263)
Net Changes in Fee Base of Certain Funds	(1,974)
Change in Value	363
June 30, 2026	$168,137
(1)Reflects the FPAUM of Arctos at closing.
FPAUM of our Private Equity business line was $168.1 billion at June 30, 2026, an increase of $14.4 billion, compared to
$153.7 billion at March 31, 2026.
The increase was primarily attributable to (i) investment funds managed by Arctos Partners, which we acquired on May 4,
2026, and (ii) new capital raised from Asian Fund V, our private equity K-Series vehicles, and Arctos Keystone Fund I. Partially offsetting the increase were (i) a change in fee base for Asian Fund IV as a result of the fund entering its post-investment period, during which we earn fees on invested capital rather than committed capital, and (ii) distributions to fund investors primarily as a result of realized proceeds, most notably from Americas Fund XII and European Fund V.
Uncalled capital commitments from private equity funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $22.4 billion at June 30, 2026, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.1%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from March 31, 2026 to June 30,
2026:

($ in millions)
March 31, 2026	$168,821
New Capital Raised	9,293
Distributions and Other	(2,726)
Redemptions	(172)
Change in Value	82
June 30, 2026	$175,298
FPAUM of our Real Assets business line was $175.3 billion at June 30, 2026, an increase of $6.5 billion, compared to
$168.8 billion at March 31, 2026.
The increase was primarily attributable to new capital raised from Global Infrastructure V, Asia Infrastructure III, and our
infrastructure K-Series vehicles. Partially offsetting the increase were distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors III.
Uncalled capital commitments from real assets investment funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $19.7 billion at June 30, 2026, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.1%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from March 31,
2026 to June 30, 2026:

($ in millions)
March 31, 2026	$292,332
New Capital Raised	11,265
Distributions and Other	(9,776)
Redemptions	(1,332)
Change in Value	2,479
June 30, 2026	$294,968
FPAUM of our Credit and Liquid Strategies business line was $295.0 billion at June 30, 2026, an increase of $2.7 billion, compared to $292.3 billion at March 31, 2026.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows, (ii) deployment at various private credit investment funds, (iii) CLO issuances, and, to a lesser extent, (iv) investment value appreciation on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii)
distributions to, and redemptions from, fund investors at certain private and leveraged credit funds, and (iii) redemptions at
Marshall Wace.
Uncalled capital commitments from credit investment funds from which KKR is currently not earning management fees amounted to approximately $29.9 billion at June 30, 2026, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.5%. The date on which we begin to earn fees is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See “Risk Factors” in this Annual Report and “—Business Environment” for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of June 30, 2026, our Private Equity business line had $64.9 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $53.3 billion as of March 31, 2026. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Real Assets
As of June 30, 2026, our Real Assets business line had $45.8 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $37.4 billion as of March 31, 2026. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of June 30, 2026, our Credit and Liquid Strategies business line had $32.0 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $34.1 billion as of March 31, 2026. The decrease was primarily attributable to capital called from fund investors to make investments during the period, which was partially offset by new capital commitments from fund investors.
Capital Invested
Private Equity
For the three months ended June 30, 2026, our Private Equity business line had $5.2 billion of capital invested as compared to $4.9 billion for the three months ended June 30, 2025. The increase was driven primarily by a $1.3 billion increase in capital invested in our traditional private equity strategy, offset by a $1.0 billion decrease in capital invested in our core private equity strategy. During the three months ended June 30, 2026, 84% of capital deployed in private equity
(including core and growth equity investments which includes impact investments) was in transactions in North America, 3%
was in Europe, and 13% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the three months ended June 30, 2026, our Real Assets business line had $7.3 billion of capital invested as compared to $4.3 billion for the three months ended June 30, 2025. The increase was driven primarily by a $1.7 billion increase in our real estate strategy and a $1.3 billion increase in capital invested in our infrastructure strategy. During the three months ended June 30, 2026, 59% of capital deployed in real assets was in transactions in North America, 23% was in the Asia-Pacific region, and 18% was in Europe. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the three months ended June 30, 2026, our Credit and Liquid Strategies business line had $11.7 billion of capital invested as compared to $8.5 billion for the three months ended June 30, 2025. The increase was driven primarily by a higher level of capital deployed across our private credit strategies, most notably asset-based finance. During the three months ended June 30, 2026, 77% of capital deployed was in transactions in North America, 20% was in Europe, and 3% was in the
Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the three months ended June 30, 2026 and 2025.
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

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Net Investment Income	$1,953,987	$1,788,525	$165,462
Net Cost of Insurance	(1,468,887)	(1,326,980)	(141,907)
General, Administrative and Other	(196,880)	(183,613)	(13,267)
Insurance Operating Earnings	$288,220	$277,932	$10,288
Net Investment Income
Net investment income increased for the three months ended June 30, 2026, as compared to the three months ended
June 30, 2025, primarily due to (i) increased average assets under management from the cumulative impact of new business volume growth, (ii) realization of investments, and (iii) higher average portfolio yields due to repositioning the portfolio into higher yielding fixed maturity debt securities and investments in alternative asset classes, such as real assets.
Net Cost of Insurance
Net cost of insurance increased for the three months ended June 30, 2026, as compared to the three months ended June
30, 2025, primarily due to (i) growth in reserves in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the current and preceding quarters, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General, administrative and other expenses increased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to higher compensation and technology-related expenses.
Insurance Operating Earnings
Insurance operating earnings increased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to an increase in net investment income due to an increase in average assets under management, increased investment realizations, and higher portfolio yields, all partially offset by an increase in net cost of insurance due to the cumulative impact of new business volume growth and higher crediting rates.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the three months ended June 30, 2026 and 2025:

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Dividends, Net	$37,036	$29,121	$7,915
Strategic Holdings Operating Earnings	37,036	29,121	7,915
Net Realized Investment Income	30,065	—	30,065
Strategic Holdings Segment Earnings	$67,101	$29,121	$37,980
Dividends, Net
For the three months ended June 30, 2026, dividends, net were comprised of dividend income from USI Insurance
Services LLC (business services sector). For the three months ended June 30, 2025, dividends, net were comprised of dividend income from April SA (financial services sector). Dividends earned in our Strategic Holdings segment are reduced by a management fee charged by our Asset Management segment. For the three months ended June 30, 2026, the management fee was $11.0 million and for the three months ended June 30, 2025, the management fee was $9.3 million.
Net Realized Investment Income
For the three months ended June 30, 2026, net realized investment income was comprised of a realized gain from the partial sale of Viridor Limited (infrastructure sector). For the three months ended June 30, 2025, there was no net realized investment income earned in our Strategic Holdings segment. Net realized investment income earned in our Strategic
Holdings segment is reduced by a performance fee charged by our Asset Management segment. For the three months ended
June 30, 2026, the performance fee was $5.3 million.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the three months ended June 30, 2026, was higher compared to the prior period primarily due to the higher level of dividends, and net realized investment income in the current period.

Analysis of Asset Management Segment Operating Results
Effective beginning in the second quarter of 2026, performance revenues from K-Series Private Equity vehicles of approximately $160 million were reported in fee related performance revenues in fee related earnings. For the six months ended June 30, 2025, performance revenues from K-Series Private Equity vehicles of approximately $80 million were reported in net realized performance income. This change in classification reflects how management currently manages the business and aligns KKR's presentation with the prevailing classification disclosed by other publicly listed alternative asset managers, which we believe should enhance comparability for investors. KKR has not recast prior-period amounts, as the impact of the reclassification is not material to previously reported results. Additionally, the change in classification had no impact on total segment revenues, total segment earnings, consolidated GAAP net income, or Adjusted Net Income.
The following tables set forth information regarding KKR's asset management segment operating results for the six months ended June 30, 2026 and 2025:

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Management Fees	$2,442,468	$1,913,097	$529,371
Transaction and Monitoring Fees, Net	473,978	495,758	(21,780)
Fee Related Performance Revenues	278,461	75,014	203,447
Fee Related Compensation	(559,233)	(434,677)	(124,556)
Other Operating Expenses	(405,151)	(339,835)	(65,316)
Fee Related Earnings	2,230,523	1,709,357	521,166
Realized Performance Income	1,603,499	766,770	836,729
Realized Performance Income Compensation	(1,194,424)	(569,467)	(624,957)
Realized Investment Income	311,619	371,955	(60,336)
Realized Investment Income Compensation	(46,743)	(55,794)	9,051
Asset Management Segment Earnings	$2,904,474	$2,222,821	$681,653
Management Fees
The following table presents management fees by business line:

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Management Fees
Private Equity	$951,145	$706,886	$244,259
Real Assets	801,292	590,972	210,320
Credit and Liquid Strategies	690,031	615,239	74,792
Total Management Fees	$2,442,468	$1,913,097	$529,371
The increase in Private Equity management fees was primarily attributable to (i) management fees commencing at North
America Fund XIV in the second quarter of 2025, (ii) management fees contributed by Arctos following the acquisition during the quarter, and (iii) management fees earned on new capital raised over the past twelve months at our private equity K-
Series vehicles, net of certain revenue sharing arrangements. The increase was partially offset by (i) a decrease in management fees earned from Americas Fund XII due to a step-down in the management fee rate in the third quarter of
2025, and (ii) a decrease in management fees earned from North America Fund XIII as a result of entering its post-investment period in the second quarter of 2025, and now paying fees based on invested capital rather than committed capital and at a lower fee rate. During the six months ended June 30, 2026, approximately $71 million of management fees were earned on new capital raised that were retroactive to the start of the relevant fund’s investment period.
The increase in Real Assets management fees was primarily attributable to (i) a higher level of management fees earned from Global Infrastructure Investors V, primarily due to management fees earned on new capital raised in the current year that was retroactive to the start of the fund’s investment period as well as new capital raised over the past twelve months, (ii)

management fees earned on new capital raised over the past twelve months from our infrastructure K-Series vehicles, net of certain revenue sharing arrangements, and (iii) management fees commencing at Asia Infrastructure III in the fourth quarter of 2025. During the six months ended June 30, 2026, approximately $92 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) a higher level of management fees earned from CLOs from new issuances both in the U.S. and Europe over the past twelve months, (ii) an increase in capital invested in certain alternative credit strategy accounts, which resulted in an increase in its fee base and (iii)
a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Transaction and Monitoring Fees, Net
Private Equity	$50,715	$39,334	$11,381
Real Assets	17,239	19,226	(1,987)
Credit and Liquid Strategies	4,130	8,286	(4,156)
Capital Markets	401,894	428,912	(27,018)
Total Transaction and Monitoring Fees, Net	$473,978	$495,758	$(21,780)
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
The decrease in transaction and monitoring fees, net is primarily due to a lower level of transaction fees earned in our
Capital Markets business line. The decrease in capital markets transaction fees was primarily due to a decrease in the number and size of capital markets transactions for the six months ended June 30, 2026. Overall, we completed 203 capital markets transactions for the six months ended June 30, 2026, of which 22 represented equity offerings and 181 represented debt offerings, as compared to 204 transactions for the six months ended June 30, 2025, of which 22 represented equity offerings and 182 represented debt offerings. We earn fees in connection with underwriting, syndication, and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our Private Equity, Real Assets, and Credit and Liquid Strategies business lines as well as from third-party companies. For the six months ended June 30, 2026, approximately 13% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 19% for the six months ended June 30, 2025. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the six months ended June 30, 2026, approximately 41% of our transaction fees were generated outside of North America as compared to approximately 57% for the six months ended June
30, 2025. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by, among other things, equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.

Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Fee Related Performance Revenues
Private Equity	$168,806	$—	$168,806
Real Assets	85,367	37,823	47,544
Credit and Liquid Strategies	24,288	37,191	(12,903)
Total Fee Related Performance Revenues	$278,461	$75,014	$203,447
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, investment vehicles and accounts on a more recurring basis and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account.
The increase in fee related performance revenues for the six months ended June 30, 2026 compared to the prior period was primarily due to (i) performance revenues from K-Series Private Equity vehicles being reported in fee related performance revenues, beginning in the quarter ended June 30, 2026, and (ii) a higher level of performance revenues earned from one of our K-Series Infrastructure vehicles in our Real Assets business line. The increase was partially offset by no performance revenues earned from FSK in our Credit and Liquid Strategies business line in the current period. Beginning with the second quarter of 2026, KKR has agreed to waive 100% of its portion of the FSK incentive fee for the next four consecutive quarters.
Fee Related Compensation
The increase in fee related compensation for the six months ended June 30, 2026 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of fee related revenues.
Other Operating Expenses
The increase in other operating expenses for the six months ended June 30, 2026 compared to the prior period was primarily due to a higher level of occupancy, information technology, and corporate general and administrative costs.
Fee Related Earnings
The increase in fee related earnings for the six months ended June 30, 2026 compared to the prior period was primarily due to (i) a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies business lines and (ii) a higher level of fee related performance revenues earned in our Private Equity and Real Assets business lines, partially offset by (i) a higher level of fee related compensation and other operating expenses and (ii) a lower level of transaction fees earned in our Capital Markets business line, as described above.
Realized Performance Income
Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.
The following table presents realized performance income by business line:

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Realized Performance Income
Private Equity	$1,524,381	$689,552	$834,829
Real Assets	45,173	36,771	8,402
Credit and Liquid Strategies	33,945	40,447	(6,502)
Total Realized Performance Income	$1,603,499	$766,770	$836,729

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Private Equity
Americas Fund XII	$738,375	$28,838	$709,537
Asian Fund III	263,327	—	263,327
Core Investment Vehicles	130,169	187,886	(57,717)
North America Fund XI	89,421	—	89,421
Strategic Investor Partnerships	—	78,115	(78,115)
Next Generation Technology Growth Fund II	—	162,679	(162,679)
European Fund V	44,281	89,459	(45,178)
Private Equity K-Series	—	80,676	(80,676)
Asian Fund IV	68,480	—	68,480
Next Generation Technology Growth Fund	28,303	—	28,303
Global Impact Fund	—	13,215	(13,215)
Other	162,025	48,684	113,341
Total Realized Performance Income	$1,524,381	$689,552	$834,829
Realized performance income in our Private Equity business line for the six months ended June 30, 2026 consisted primarily of (i) realized proceeds from the sale of our investments in OneStream Software held by Americas Fund XII and Next
Generation Technology Growth Fund, BrightSpring Health Services (NASDAQ: BTSG) and Flow Control Group held by Americas
Fund XII, and J.B.Chemicals and Pharmaceuticals Limited (healthcare sector) and Kokusai Electronic Corporation held by Asian
Fund III, and (ii) performance income from our core private equity vehicles.
Realized performance income in our Private Equity business line for the six months ended June 30, 2025 consisted primarily of (i) performance income from our core investment vehicles and one of our private equity K-Series vehicles, and (ii)
realized proceeds from the sale of our investments in ReliaQuest, LLC held by Next Generation Technology Growth Fund II,
The Citation Group held by both European Fund V and Global Impact Fund, and BrightSpring Health Services Inc. held by
Americas Fund XII.

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Real Assets
Crescent Energy Company	$22,387	$—	$22,387
Real Estate Co-Investment Fund	20,095	—	20,095
Global Infrastructure Investors II	—	8,744	(8,744)
Global Infrastructure Investors III	—	24,184	(24,184)
Other	2,691	3,843	(1,152)
Total Realized Performance Income	$45,173	$36,771	$8,402
Realized performance income in our Real Assets business line for the six months ended June 30, 2026 consisted primarily of realized proceeds from the sale of our investment in Benchmark Senior Living (real estate sector) and performance fees earned from Crescent Energy Company (NYSE: CRGY) (“Crescent Energy”).
Realized performance income in our Real Assets business line for the six months ended June 30, 2025 consisted primarily of realized proceeds from the sale of our investments in NEP Renewables II, LLC held by Global Infrastructure Investors III and
Q-Park N.V. (infrastructure: transportation sector) held by Global Infrastructure Investors II.

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Credit and Liquid Strategies
Lending Partners III	$4,284	$7,334	$(3,050)
Alternative Credit Vehicles and Other	29,661	33,113	(3,452)
Total Realized Performance Income	$33,945	$40,447	$(6,502)
Realized performance income in our Credit and Liquid Strategies business line for the six months ended June 30, 2026 consisted primarily of (i) performance fees earned from Marshall Wace and (ii) realized proceeds at Lending Partners III and certain other alternative credit funds.
Realized performance income in our Credit and Liquid Strategies business line for the six months ended June 30, 2025 consisted primarily of realized proceeds at Lending Partners III and certain other leveraged credit and alternative credit funds.
Realized Performance Income Compensation
The increase in realized performance income compensation for the six months ended June 30, 2026 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change
Total Realized Investment Income	$311,619	$371,955	$(60,336)
The decrease in realized investment income is primarily due to a lower level of interest income and dividends, partially offset by a higher level of net realized gains. The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.
For the six months ended June 30, 2026, net realized gains was primarily comprised of realized gains primarily from the sale of our investments in OneStream Software, J.B. Chemicals and Pharmaceuticals Limited, BrightSpring Health Services, and
Kokusai Electronic Corporation. Offsetting these realized gains were (i) a realized loss on one of our investments held in our real assets strategy and (ii) realized losses from the sales of various revolving credit facilities from our Capital Markets business line.
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
Realized investment income includes the net income (loss) from KKR Capstone. For the six months ended June 30, 2026, total fees attributable to KKR Capstone were $56.4 million and total expenses attributable to KKR Capstone were $54.1 million. For KKR Capstone-related adjustments in reconciling segment revenues and expenses to GAAP revenues and expenses see Note 21 “Segment Reporting” in the accompanying financial statements.
As of the date of this filing, we have transactions that are pending or that have closed after June 30, 2026 that are expected to result in realized performance income and realized investment income of approximately $700 million. The realizations are expected to consist of approximately 80% realized performance income and approximately 20% realized investment income. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report, which could impact, positively or negatively, the total amount of our realized performance income and realized investment income. Therefore, no assurance can be given for what our actual realized performance income and realized investment income in the remainder of 2026 or future periods will be.
Realized Investment Income Compensation
The decrease in realized investment income compensation for the six months ended June 30, 2026 compared to the prior period is primarily due to a lower level of compensation recorded in connection with the lower level of realized investment income.
Operating and Capital Metrics
See also “Fund Performance Metrics” for more information about our investment funds, vehicles and accounts across our
Private Equity, Real Assets and Credit and Liquid Strategies business lines, including investment performance, capital commitments, uncalled capital commitments, and invested capital of each. See also “Risk Factors” and “—Business
Environment” in this report for more information about the factors that may impact our business, financial performance, operating results and valuations.
The following tables present our key asset management segment operating and capital metrics:

	As of
($ in millions)	June 30, 2026	December 31, 2025	Change

Assets Under Management	$796,487	$743,858	$52,629
Fee Paying Assets Under Management	$638,403	$604,144	$34,259
Uncalled Commitments	$142,656	$118,433	$24,223

	Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change

Capital Invested	$45,931	$36,675	$9,256
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2025 to June
30, 2026:

($ in millions)
December 31, 2025	$229,374
New Capital Raised	14,255
Acquisitions (1)	15,996
Distributions and Other	(14,711)
Redemptions	(337)
Change in Value	10,159
June 30, 2026	$254,736
(1)Reflects the AUM of Arctos at closing.
AUM of our Private Equity business line was $254.7 billion at June 30, 2026, an increase of $25.3 billion, compared to
$229.4 billion at December 31, 2025.
The increase was primarily attributable to (i) investment funds managed by Arctos Partners, which we acquired on May 4,
2026, (ii) new capital raised from Asian Fund V, our private equity K-Series vehicles, and North America Fund XIV, and (iii)
appreciation in investment value primarily from Global Impact Fund II, Americas Fund XII and European Fund VI. Partially
offsetting the increases were distributions to fund investors primarily as a result of realized proceeds, most notably from
Americas Fund XII, North America Fund XI, and Asian Fund III.

For the six months ended June 30, 2026, the value of our traditional private equity investment portfolio appreciated by
5%. This was comprised of a 25% increase in share prices of publicly held investments and a 2% increase in value of our privately held investments. For the six months ended June 30, 2026, the value of our growth equity investment portfolio
(including our global impact strategy) increased 18%, and the value of our core private equity investment portfolio decreased
3%.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2025 to June 30,
2026:

($ in millions)
December 31, 2025	$192,480
New Capital Raised	23,472
Distributions and Other	(6,296)
Redemptions	(314)
Change in Value	1,577
June 30, 2026	$210,919
AUM of our Real Assets business line was $210.9 billion at June 30, 2026, an increase of $18.4 billion, compared to $192.5 billion at December 31, 2025.
The increase was primarily attributable to (i) new capital raised from Helix Digital Infrastructure, our infrastructure K-
Series vehicles, and Global Infrastructure Investors V, and, to a lesser extent, (ii) appreciation in investment value from our infrastructure K-Series vehicles and Diversified Core Infrastructure Fund. Partially offsetting the increase were (i) payments to
Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global
Infrastructure Investors III and one of our infrastructure separately managed accounts with a public pension plan.
For the six months ended June 30, 2026, the value of our infrastructure investment portfolio appreciated 3% and the value of our opportunistic real estate equity investment portfolio decreased 2%.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31,
2025 to June 30, 2026:

($ in millions)
December 31, 2025	$322,004
New Capital Raised	24,348
Distributions and Other	(15,728)
Redemptions	(4,187)
Change in Value	4,395
June 30, 2026	$330,832
AUM of our Credit and Liquid Strategies business line totaled $330.8 billion at June 30, 2026, an increase of $8.8 billion compared to AUM of $322.0 billion at December 31, 2025.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and various alternative credit and leveraged credit investment funds, (ii) CLO issuances and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii)
distributions to, and redemptions from, fund investors at certain alternative and leveraged credit funds, and (iii) redemptions at Marshall Wace.

Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2025 to June
30, 2026:

($ in millions)
December 31, 2025	$151,239
New Capital Raised	13,998
Acquisitions (1)	10,084
Distributions and Other	(5,050)
Redemptions	(337)
Net Changes in Fee Base of Certain Funds	(2,412)
Change in Value	615
June 30, 2026	$168,137
(1)Reflects the FPAUM of Arctos at closing.
FPAUM of our Private Equity business line was $168.1 billion at June 30, 2026, an increase of $16.9 billion, compared to
$151.2 billion at December 31, 2025.
The increase was primarily attributable to (i) investment funds managed by Arctos Partners, which we acquired on May 4,
2026, and (ii) new capital raised from Asian Fund V, North America Fund XIV and our private equity K-Series vehicles. Partially offsetting the increase were (i) a change in fee base at Asian Fund IV and Next Generation Technology Growth Fund III as a
result of these funds entering their post-investment periods, during which we earn fees on invested capital rather than committed capital, and (ii) distributions to fund investors primarily as a result of realized proceeds, most notably from Asian
Fund III and Americas Fund XII, and (iii) fees waived at European Fund IV in exchange for extending the term of the fund.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2025 to June
30, 2026:

($ in millions)
December 31, 2025	$163,451
New Capital Raised	17,252
Distributions and Other	(4,862)
Redemptions	(314)
Change in Value	(229)
June 30, 2026	$175,298
FPAUM of our Real Assets business line was $175.3 billion at June 30, 2026, an increase of $11.8 billion, compared to
$163.5 billion at December 31, 2025.
The increase was primarily attributable to new capital raised from our infrastructure K-Series vehicles, Global
Infrastructure Investors V, and Asia Infrastructure III. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure
Investors III.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December
31, 2025 to June 30, 2026:

($ in millions)
December 31, 2025	$289,454
New Capital Raised	23,783

Distributions and Other	(18,214)
Redemptions	(4,187)
Change in Value	4,132
June 30, 2026	$294,968
FPAUM of our Credit and Liquid Strategies business line was $295.0 billion at June 30, 2026, an increase of $5.5 billion, compared to $289.5 billion at December 31, 2025.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows, (ii) CLO issuances, and deployment at various alternative credit and leveraged credit investment funds, and, to a lesser extent, (iii) investment value appreciation on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, (ii) distributions to, and redemptions from, fund investors at certain alternative and leveraged credit funds, and
(iii) redemptions at Marshall Wace.
See “Risk Factors” in our Annual Report and “—Business Environment” for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of June 30, 2026, our Private Equity business line had $64.9 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $52.3 billion as of December 31, 2025. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Real Assets
As of June 30, 2026, our Real Assets business line had $45.8 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $35.0 billion as of December 31, 2025. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of June 30, 2026, our Credit and Liquid Strategies business line had $32.0 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $31.1 billion as of December 31, 2025. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the six months ended June 30, 2026, $7.4 billion of capital was invested by our Private Equity business line, as compared to $9.2 billion for the six months ended June 30, 2025. The decrease was driven primarily by a $2.4 billion decrease in capital invested in our core private equity strategy, partially offset by a $0.6 billion increase in our traditional private equity strategy. During the six months ended June 30, 2026, 67% of capital deployed in private equity was in transactions in North
America, 10% was in Europe, and 23% was in the Asia-Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the six months ended June 30, 2026, $15.6 billion of capital was invested by our Real Assets business line, as compared to $9.8 billion for the six months ended June 30, 2025. The increase was driven primarily by a $4.0 billion increase in capital invested in our infrastructure strategy and $2.3 billion increase in capital invested in our real estate strategy, partially offset by a $0.6 billion decrease in capital invested in our energy strategy. During the six months ended June 30,
2026, 57% of capital deployed in real assets was in transactions in North America, 22% was in Europe, and 21% was in the

Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the six months ended June 30, 2026, $22.9 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $17.6 billion for the six months ended June 30, 2025. The increase was driven primarily by a higher level of capital deployed across our alternative credit strategies, most notably asset-based finance, partially offset by a decrease in direct lending. During the six months ended June 30, 2026, 83% of capital deployed was in transactions in North America, 15%
was in Europe, and 2% was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the six months ended
June 30, 2026 and 2025.
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

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Net Investment Income	$3,854,599	$3,517,868	$336,731
Net Cost of Insurance	(2,922,221)	(2,614,963)	(307,258)
General, Administrative and Other	(383,828)	(366,201)	(17,627)
Insurance Operating Earnings	$548,550	$536,704	$11,846
Net Investment Income
Net investment income increased for the six months ended June 30, 2026, as compared to the six months ended June 30,
2025, primarily due to (i) increased average assets under management from the cumulative impact of new business volume growth, (ii) realization of investments, and (iii) higher average portfolio yields due to repositioning the portfolio into higher yielding fixed maturity debt securities, and investment in alternative asset classes, such as real assets.
Net Cost of Insurance
Net cost of insurance increased for the six months ended June 30, 2026, as compared to the six months ended June 30,
2025, primarily due to (i) growth in reserves in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the preceding twelve months, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General, administrative and other expenses increased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to (i) an increase in technology-related expenses, and (ii) higher interest expense.
Insurance Operating Earnings
Insurance operating earnings increased for the six months ended June 30, 2026, as compared to the six months ended
June 30, 2025, primarily due to an increase in net investment income due to an increase in average assets under management, increased investment realizations, and higher portfolio yields, partially offset by an increase in net cost of insurance due to the cumulative impact of new business volume growth and higher crediting rates.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the six months ended June 30, 2026 and 2025:

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Dividends, Net	$85,332	$60,607	$24,725
Strategic Holdings Operating Earnings	85,332	60,607	24,725
Net Realized Investment Income	30,065	—	30,065
Strategic Holdings Segment Earnings	$115,397	$60,607	$54,790
Dividends, Net
For the six months ended June 30, 2026, dividends, net were comprised of dividend income from USI Insurance Services
LLC and Viridor Limited. For the six months ended June 30, 2025, dividends, net were comprised of dividend income from
April SA, Atlantic Aviation FBO Inc. (infrastructure: transportation sector), and ERM Worldwide Group Limited (services sector). For the six months ended June 30, 2026, the management fee charged by our Asset Management segment was $21.9 million and for the six months ended June 30, 2025, the management fee was $17.2 million.
Net Realized Investment Income
For the six months ended June 30, 2026, net realized investment income was comprised of a realized gain from the partial sale of Viridor Limited. For the six months ended June 30, 2025, there was no net realized investment income earned. Net realized investment income earned in our Strategic Holdings segment is reduced by a performance fee charged by our Asset
Management segment. For the six months ended June 30, 2026, the performance fee was $5.3 million.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the six months ended June 30, 2026, was higher compared to the prior period due to a higher level of dividends, and net realized investment income in the current period.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the three months ended June 30, 2026 and
2025:

	Three Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Fee Related Earnings	$1,214,148	$886,754	$327,394
Insurance Operating Earnings	288,220	277,932	10,288
Strategic Holdings Operating Earnings	37,036	29,121	7,915
Total Operating Earnings	1,539,404	1,193,807	345,597

Net Realized Performance Income	211,884	109,314	102,570
Net Realized Investment Income	191,325	130,898	60,427
Total Investing Earnings	403,209	240,212	162,997

Total Segment Earnings	1,942,613	1,434,019	508,594
Interest Expense, Net and Other	(135,544)	(93,607)	(41,937)
Income Taxes on Adjusted Earnings	(314,375)	(277,062)	(37,313)
Adjusted Net Income	$1,492,694	$1,063,350	$429,344
Total Operating Earnings
The increase in total operating earnings for the three months ended June 30, 2026 compared to the prior period was primarily due to a higher level of fee related earnings and to a lesser extent insurance operating earnings, and strategic holdings operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see “—Analysis of Asset Management Segment Operating Results”, “—Analysis of Insurance Segment
Operating Results”, and “—Analysis of Strategic Holdings Segment Operating Results.”
Total Investing Earnings
The increase in total investing earnings for the three months ended June 30, 2026 compared to the prior period was primarily due to a higher level of net realized investment income and net realized performance income. For a discussion of net realized performance income and net realized investment income, see “—Analysis of Asset Management Segment Operating
Results” and “—Analysis of Strategic Holdings Segment Operating Results.”
Total Segment Earnings
The increase in total segment earnings for the three months ended June 30, 2026 compared to the prior period was primarily due to a higher level of total operating earnings and total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the three months ended June 30, 2026 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in income taxes on adjusted earnings and interest expense, net and other.
Interest Expense, Net and Other
The increase in interest expense, net and other for the three months ended June 30, 2026 compared to the prior period was primarily due to (i) a higher level of interest expense from note issuances subsequent to June 30, 2025 and (ii) a lower amount of bank interest income in the current period.

Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the three months ended June 30, 2026 compared to the prior period was primarily due to a higher level of total segment earnings.
For the three months ended June 30, 2026 and 2025, the amount of tax benefit from equity-based compensation included in income taxes on adjusted earnings was $55.4 million and $29.2 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 4% and 3%, for the three months ended June 30, 2026 and 2025, respectively.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the six months ended June 30, 2026 and 2025.

	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	Change

Fee Related Earnings	$2,230,523	$1,709,357	$521,166
Insurance Operating Earnings	548,550	536,704	11,846
Strategic Holdings Operating Earnings	85,332	60,607	24,725
Total Operating Earnings	2,864,405	2,306,668	557,737

Net Realized Performance Income	409,075	197,303	211,772
Net Realized Investment Income	294,941	316,161	(21,220)
Total Investing Earnings	704,016	513,464	190,552

Total Segment Earnings	3,568,421	2,820,132	748,289
Interest Expense, Net and Other	(263,848)	(185,077)	(78,771)
Income Taxes on Adjusted Earnings	(562,340)	(537,717)	(24,623)
Adjusted Net Income	$2,742,233	$2,097,338	$644,895
Total Operating Earnings
The increase in total operating earnings for the six months ended June 30, 2026 compared to the prior period was primarily due to a higher level of fee related earnings and to a lesser extent insurance operating earnings and strategic holdings operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see “—Analysis of Asset Management Segment Operating Results”, “—Analysis of Insurance Segment
Operating Results”, and “—Analysis of Strategic Holdings Segment Operating Results.”
Total Investing Earnings
The increase in total investing earnings for the six months ended June 30, 2026 compared to the prior period was primarily due to a higher level of net realized performance income, partially offset by a lower level of net realized investment income. For a discussion of net realized performance income and net realized investment income, see “—Analysis of Asset
Management Segment Operating Results” and “—Analysis of Strategic Holdings Segment Operating Results.”
Total Segment Earnings
The increase in total segment earnings for the six months ended June 30, 2026 compared to the prior period was primarily due to an increase in total operating earnings and to a lesser extent total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the six months ended June 30, 2026 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in interest expense, net and other and income taxes on adjusted earnings.
Interest Expense, Net and Other
The increase in interest expense, net and other for the six months ended June 30, 2026 compared to the prior period was primarily due to (i) a higher level of interest expense from note issuances subsequent to June 30, 2025, (ii) lower amount of bank interest income in the current period, and (iii) dividends paid on the Series D Mandatory Convertible Preferred Stock that was issued in March 2025.

Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the six months ended June 30, 2026 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by the higher level of certain income tax deductions and credits.
For the six months ended June 30, 2026 and 2025, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $76.8 million and $60.0 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3% for both the six months ended June 30, 2026 and 2025.
Fund Performance Metrics
Private Equity
The table below presents information as of June 30, 2026, relating to our current private equity and other investment vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2026.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIV	4/2025	4/2031	$21,893	$19,150	$2,743	$—	$2,743	$3,101	$4
North America Fund XIII	8/2021	4/2025	18,400	1,219	17,483	566	16,986	24,844	1,270
Americas Fund XII	5/2017	5/2021	13,500	1,290	12,856	22,476	6,997	13,513	1,117
North America Fund XI	11/2012	1/2017	8,718	48	10,203	25,152	1,172	1,882	224
2006 Fund (5)	9/2006	9/2012	17,642	—	17,309	37,423	—	—	—
Millennium Fund (5)	12/2002	12/2008	6,000	—	6,000	14,129	—	—	—
Ascendant Fund	6/2022	6/2028	4,328	2,193	2,135	—	2,135	2,573	37
European Fund VI	6/2022	6/2028	7,513	1,795	5,719	—	4,551	7,269	196
European Fund V	7/2019	2/2022	6,377	501	5,997	3,445	4,223	6,163	356
European Fund IV	2/2015	3/2019	3,513	16	3,648	5,726	1,621	2,179	97
European Fund III (5)	3/2008	3/2014	5,506	—	5,360	10,647	—	—	—
European Fund II (5)	11/2005	10/2008	5,751	—	5,751	8,533	—	—	—
Asian Fund IV	7/2020	6/2026	14,735	3,862	12,128	4,884	11,132	15,579	872
Asian Fund III	8/2017	7/2020	9,000	1,267	8,274	12,544	4,559	8,042	808
Asian Fund II	10/2013	3/2017	5,825	—	7,507	6,723	1,270	719	—
Asian Fund (5)	7/2007	4/2013	3,983	—	3,974	8,728	—	—	—
Next Generation Technology Growth Fund III	11/2022	3/2026	2,740	734	2,006	—	2,006	2,313	—
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	26	2,297	1,846	1,636	2,459	143
Next Generation Technology Growth Fund	3/2016	12/2019	659	5	671	1,661	162	500	35
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	1,348	2,441	103	2,315	3,714	189
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	85	1,410	1,085	988	1,707	135
Global Impact Fund II	6/2022	6/2028	2,709	1,318	1,393	—	1,027	3,454	370
Global Impact Fund	2/2019	3/2022	1,242	186	1,238	916	884	1,221	98
Co-Investment Vehicles and Other	Various	Various	52,030	10,566	42,169	19,286	31,598	39,296	1,676
Core Investors II	8/2022	8/2027	11,814	7,963	3,852	136	3,852	4,661	(10)
Core Investors I	2/2018	8/2022	8,500	23	10,540	2,989	8,559	16,890	(43)
Other Core Vehicles	Various	Various	7,622	1,171	6,528	2,375	5,773	9,609	27
Arctos Keystone Fund I & Affiliated Funds	Various	Various	6,208	5,763	445	—	445	498	—
Arctos Sports Partners Fund II & Affiliated Funds	Various	Various	4,220	2,168	2,087	64	2,023	3,179	32
Arctos Sports Partners Fund I & Affiliated Funds	Various	Various	2,919	511	2,644	318	2,419	5,246	75
Unallocated Commitments (6)	N/A	N/A	1,645	1,645	—	—	—	—	—

Total Private Equity			$262,200	$64,853	$206,808	$191,755	$121,076	$180,611	$7,708
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on June 30, 2026.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.

(5)The “Invested” and “Realized” columns do not include the amounts of any realized investments that restored the unused capital commitments of the fund investors, if any.
(6)“Unallocated Commitments” represent commitments received from our strategic investor partnerships that have yet to be allocated to a particular investment strategy.
Real Assets
The table below presents information as of June 30, 2026, relating to our current real asset and other investment vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2026.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Global Infrastructure Investors V	7/2024	7/2030	$18,558	$14,872	$3,799	$114	$3,799	$4,123	$15
Global Infrastructure Investors IV	8/2021	6/2024	16,606	1,724	15,253	1,835	14,522	19,739	1,075
Global Infrastructure Investors III	7/2018	6/2021	7,173	466	7,073	6,649	3,080	4,246	202
Global Infrastructure Investors II	12/2014	6/2018	3,040	130	3,167	5,770	560	1,021	55
Global Infrastructure Investors	9/2010	10/2014	1,040	—	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors III	12/2025	12/2031	5,906	5,906	—	—	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	6,348	2,500	4,250	825	3,539	5,018	281
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	537	3,617	2,365	2,251	3,070	193
Diversified Core Infrastructure Fund	12/2020	(5)	14,855	1,704	13,154	1,871	13,035	14,395	—
Global Climate Transition Fund(6)	7/2024	7/2030	3,562	3,562	—	—	—	—	—
Real Estate Partners Americas IV	11/2024	11/2028	2,602	1,803	799	—	799	934	8
Real Estate Partners Americas III	1/2021	9/2024	4,253	500	4,002	384	3,735	4,295	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	116	1,989	3,105	137	47	1
Real Estate Partners Americas	5/2013	5/2017	1,229	15	1,024	1,446	—	—	(4)
Real Estate Partners Europe III	7/2024	7/2028	772	468	315	58	283	295	2
Real Estate Partners Europe II	3/2020	12/2023	2,066	218	2,053	636	1,664	1,382	—
Real Estate Partners Europe	8/2015	12/2019	710	98	695	813	169	73	—
Asia Real Estate Partners II	10/2023	10/2027	789	526	263	36	243	320	7
Asia Real Estate Partners	7/2019	7/2023	1,682	350	1,384	655	945	802	—
Property Partners Americas	12/2019	(5)	2,571	46	2,525	179	2,525	2,286	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	976	641	722	731	30
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	1,008	717	964	954	—
Opportunistic Real Estate Credit Fund III	6/2026	(7)	950	950	—	—	—	—	—
Opportunistic Real Estate Credit Fund II	6/2023	6/2026	607	155	453	23	453	484	7
Energy Related Vehicles	Various	Various	4,357	62	4,493	2,611	917	1,625	64
Co-Investment Vehicles & Other	Various	Various	26,760	7,093	19,752	4,814	17,673	18,805	112
Unallocated Commitments(8)	N/A	N/A	1,356	1,356	—	—	—	—	—
Total Real Assets			$135,585	$45,279	$93,094	$37,775	$72,015	$84,645	$2,048
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on June 30, 2026.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
(5)Open-ended fund.
(6)Includes an Asia-focused vehicle with different fund terms.
(7)Third anniversary of the fund's final closing date.
(8)“Unallocated Commitments” represent commitments received from our strategic investor partnerships that have yet to be allocated to a particular investment strategy.
Private Equity and Real Asset Performance
The table below presents information as of June 30, 2026, relating to the historical performance of certain of our Private
Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since June 30, 2026, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

Private Equity and Real Assets Business Lines Investment Funds and Other Vehicles	Commitment (2)	Invested		Realized (4)	Unrealized		Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments
Legacy Funds (1)
1976 Fund	$31	$31		$537	$—		$537	39.5%	35.5%	17.1
1980 Fund	357	357		1,828	—		1,828	29.0%	25.8%	5.1
1982 Fund	328	328		1,291	—		1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000		5,964	—		5,964	34.5%	28.9%	6.0
1986 Fund	672	672		9,081	—		9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130		14,949	—		14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946		4,143	—		4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012		12,477	—		12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475		50,269	—		50,269	26.1%	19.9%	3.1
Included Funds
European Fund (1999)	3,085	3,085		8,758	—		8,758	26.9%	20.2%	2.8
Millennium Fund (2002)	6,000	6,000		14,129	—		14,129	22.0%	16.1%	2.4
European Fund II (2005)	5,751	5,751		8,533	—		8,533	6.1%	4.5%	1.5
2006 Fund (2006)	17,642	17,309		37,423	—		37,423	11.9%	9.3%	2.2
Asian Fund (2007)	3,983	3,974		8,728	—		8,728	18.9%	13.7%	2.2
European Fund III (2008)	5,506	5,360		10,647	—		10,647	16.4%	11.2%	2.0
E2 Investors (Annex Fund) (2009)	196	196		200	—		200	0.6%	0.5%	1.0
China Growth Fund (2010)	1,010	1,010		1,166	—		1,166	3.7%	—%	1.2
Natural Resources Fund (2010)	887	887		168	—		168	(24.3)%	(25.9)%	0.2
Global Infrastructure Investors (2010)	1,040	1,050		2,228	—		2,228	17.6%	15.6%	2.1
North America Fund XI (2012)	8,718	10,203		25,152	1,882		27,034	23.4%	18.9%	2.6
Asian Fund II (2013)	5,825	7,507		6,723	719		7,442	(0.3)%	(1.7)%	1.0
Real Estate Partners Americas (2013)	1,229	1,024		1,446	—		1,446	15.8%	10.9%	1.4
Energy Income and Growth Fund (2013)	1,589	1,589		1,221	—		1,221	(6.2)%	(8.6)%	0.8
Global Infrastructure Investors II (2014)	3,040	3,167		5,770	1,021		6,791	19.3%	16.6%	2.1
European Fund IV (2015)	3,513	3,648		5,726	2,179		7,905	20.4%	15.3%	2.2
Real Estate Partners Europe (2015)	710	695		813	73		886	8.5%	5.6%	1.3
Next Generation Technology Growth Fund (2016)	659	671		1,661	500		2,161	27.3%	23.1%	3.2
Health Care Strategic Growth Fund (2016)	1,331	1,410		1,085	1,707		2,792	16.7%	12.1%	2.0
Americas Fund XII (2017)	13,500	12,856		22,476	13,513		35,989	23.6%	19.6%	2.8
Real Estate Credit Opportunity Partners (2017)	1,130	1,008		717	954		1,671	8.6%	7.3%	1.7
Core Investors I (2018)	8,500	10,540		2,989	16,890		19,879	13.2%	11.6%	1.9
Asian Fund III (2017)	9,000	8,274		12,544	8,042		20,586	23.5%	18.4%	2.5
Real Estate Partners Americas II (2017)	1,921	1,989		3,105	47		3,152	23.7%	19.1%	1.6
Global Infrastructure Investors III (2018)	7,173	7,073		6,649	4,246		10,895	11.9%	9.3%	1.5
Global Impact Fund (2019)	1,242	1,238		916	1,221		2,137	14.7%	10.6%	1.7
European Fund V (2019)	6,377	5,997		3,445	6,163		9,608	11.9%	9.2%	1.6
Energy Income and Growth Fund II (2018)	994	1,199		757	1,444		2,201	14.5%	12.9%	1.8
Asia Real Estate Partners (2019)	1,682	1,384		655	802		1,457	1.7%	(1.2)%	1.1
Next Generation Technology Growth Fund II (2019)	2,088	2,297		1,846	2,459		4,305	17.8%	13.9%	1.9
Real Estate Credit Opportunity Partners II (2019)	950	976		641	731		1,372	9.8%	7.7%	1.4
Asia Pacific Infrastructure Investors (2020)	3,792	3,617		2,365	3,070		5,435	14.7%	10.9%	1.5
Asian Fund IV (2020)	14,735	12,128		4,884	15,579		20,463	21.5%	16.1%	1.7
Real Estate Partners Europe II (2020)	2,066	2,053		636	1,382		2,018	(0.6)%	(2.7)%	1.0
Arctos Sports Partners Fund I & Affiliated Funds (2020)	2,919	2,644		318	5,246		5,564	23.3%	21.6%	2.1
Real Estate Partners Americas III (2021)	4,253	4,002		384	4,295		4,679	5.1%	3.3%	1.2
Health Care Strategic Growth Fund II (2021)	3,789	2,441		103	3,714		3,817	22.9%	14.7%	1.6
North America Fund XIII (2021)	18,400	17,483		566	24,844		25,410	15.6%	11.9%	1.5
Global Infrastructure Investors IV (2021)	16,606	15,253		1,835	19,739		21,574	13.1%	10.1%	1.4
Core Investors II (2022)	11,814	3,852		136	4,661		4,797	9.2%	8.1%	1.2
Asia Pacific Infrastructure Investors II (2022)	6,348	4,250		825	5,018		5,843	25.5%	18.8%	1.4
Ascendant Fund (2022)	4,328	2,135		—	2,573		2,573	16.8%	8.3%	1.2
Next Generation Technology Growth Fund III (2022)	2,740	2,006		—	2,313		2,313	9.7%	4.3%	1.2
European Fund VI (2022)	7,513	5,719		—	7,269		7,269	15.4%	10.2%	1.3
Global Impact Fund II (2022)	2,709	1,393		—	3,454		3,454	57.6%	42.5%	2.5
Arctos Sports Partners Fund II & Affiliated Funds (2022)	4,220	2,087		64	3,179		3,243	22.9%	22.2%	1.6
Asia Real Estate Partners II (2023)	789	263		36	320		356	25.1%	13.6%	1.4
Real Estate Partners Europe III (2024)	772	315		58	295		353	14.3%	7.0%	1.1
Arctos Keystone Fund I & Affiliated Funds (2024)(3)	6,208	445		—	498		498	—%	—%	—
Global Infrastructure Investors V (2024)(3)	18,558	3,799		114	4,123		4,237	—%	—%	—
Global Climate Transition Fund (2024)(3)	3,562	—		—	—		—	—%	—%	—
Real Estate Partners Americas IV (2024)(3)	2,602	799		—	934		934	—%	—%	—
North America Fund XIV (2025)(3)	21,893	2,743		—	3,101		3,101	—%	—%	—
Asia Pacific Infrastructure Investors III (2025)(3)	5,906	—		—	—		—	—%	—%	—
Subtotal - Included Funds	292,793	218,794	0	210,641	180,200	0	390,841	15.7%	12.0%	1.8

All Funds	$309,268	$235,269		$260,910	$180,200		$441,110	25.5%	18.5%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private
Equity Investors, L.P.) on October 1, 2009.

(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on June
30, 2026.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to June 30, 2026. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.
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
For more information, see “Risk Factors—Risks Related to Our Investment Activities—Future results of our investments may be different than, and may not achieve the levels of, any of our historical returns” in our Annual Report.
Credit and Liquid Strategies
The table below presents information as of June 30, 2026, relating to our current credit investment vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after June 30, 2026.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Opportunities Fund II	11/2021	1/2026	$2,324	$581	$1,743	$374	$1,565	$1,886	$59
Dislocation Opportunities Fund	8/2019	11/2021	2,790	268	2,522	1,911	1,228	1,302	69
Special Situations Fund II	2/2015	3/2019	3,525	284	3,241	2,651	615	584	—
Special Situations Fund	1/2013	1/2016	2,274	1	2,273	1,899	94	139	—
Mezzanine Partners	7/2010	3/2015	1,023	33	990	1,166	184	2	—
Asset-Based Finance Partners II	3/2024	3/2028	5,571	4,242	1,329	36	1,329	1,436	15
Asset-Based Finance Partners	10/2020	7/2025	2,059	351	1,708	788	1,413	1,504	83
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	188	2,057	1,089	1,264	1,027	—
Lending Partners IV	3/2022	9/2026	1,150	173	977	222	977	996	16
Lending Partners III	4/2017	11/2021	1,498	540	958	1,254	390	329	28
Lending Partners II	6/2014	6/2017	1,336	157	1,179	1,276	—	3	—
Lending Partners	12/2011	12/2014	460	40	420	471	—	—	—
Lending Partners Europe II	5/2019	9/2023	837	141	696	813	192	213	9
Lending Partners Europe	3/2015	3/2019	848	184	662	632	53	45	—
Asia Credit Opportunities II	2/2025	12/2028	1,795	1,480	315	—	315	326	—
Asia Credit Opportunities	1/2021	5/2025	1,084	197	887	339	712	858	41
Other Alternative Credit Vehicles	Various	Various	18,262	7,343	11,487	7,530	6,032	7,548	(6)

Total Credit and Liquid Strategies			$49,081	$16,203	$33,444	$22,451	$16,363	$18,198	$314
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on June 30, 2026.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.

The following table presents information regarding certain leveraged credit strategies managed by KKR from inception to
June 30, 2026. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Multi-Asset Credit Composite	Jul 2008	7.12%	6.43%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (2)	5.81%
Opportunistic Credit (3)	May 2008	10.22%	8.75%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.98%
Bank Loans	Apr 2011	5.81%	5.25%	S&P/LSTA Loan Index (4)	4.86%
High-Yield	Apr 2011	6.26%	5.68%	BoAML HY Master II Index (5)	5.67%
European Leveraged Loans (6)	Sep 2009	4.93%	4.41%	CS Inst West European Leveraged Loan Index (7)	4.01%
(1)The benchmarks referred to herein include the S&P/LSTA Leveraged Loan Index (the “S&P/LSTA Loan Index”), S&P/LSTA U.S. B/BB Ratings Loan Index (the
“S&P/LSTA BB-B Loan Index”), the Bank of America Merrill Lynch High Yield Master II Index (the “BoAML HY Master II Index”), the BofA Merrill Lynch BB-B
US High Yield Index (the “BoAML HY BB-B Constrained”), the Credit Suisse Institutional Western European Leveraged Loan Index (the “CS Inst West
European Leveraged Loan Index”), and S&P European Leveraged Loans (All Loans). The S&P/LSTA Loan Index is a daily tradable index for the U.S. loan market that seeks to mirror the market-weighted performance of the largest institutional loans that meet certain criteria. The BoAML HY Master II Index is an index for high-yield corporate bonds. It is designed to measure the broad high-yield market, including lower-rated securities. The CS Inst West
European Leveraged Loan Index contains only institutional loan facilities priced above 90, excluding TL and TLa facilities and loans rated CC, C or are in default. The S&P European Leveraged Loan Index reflects the market-weighted performance of institutional leveraged loan portfolios investing in
European credits. While the returns of our leveraged credit strategies reflect the reinvestment of income and dividends, none of the indices presented in the chart above reflect such reinvestment, which has the effect of increasing the reported relative performance of these strategies as compared to the indices. Furthermore, these indices are not subject to management fees, incentive allocations, or expenses.
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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to June 30, 2026. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Opportunities Fund II	Nov 2021	$2,324	$1,743	$374	$1,886	$2,260	16.2%	12.4%	1.3
Dislocation Opportunities Fund	Aug 2019	2,790	2,522	1,911	1,302	3,213	8.3%	6.3%	1.3
Special Situations Fund II	Feb 2015	3,525	3,241	2,651	584	3,235	—%	(1.8)%	1.0
Special Situations Fund	Jan 2013	2,274	2,273	1,899	139	2,038	(2.3)%	(4.0)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,166	2	1,168	6.5%	2.7%	1.2
Asset-Based Finance Partners II	Mar 2024	5,571	1,329	36	1,436	1,472	15.2%	10.6%	1.1
Asset-Based Finance Partners	Oct 2020	2,059	1,708	788	1,504	2,292	13.2%	9.8%	1.3
Private Credit Opportunities Partners II	Dec 2015	2,245	2,057	1,089	1,027	2,116	0.6%	(1.1)%	1.0
Lending Partners IV	Mar 2022	1,150	977	222	996	1,218	14.2%	11.2%	1.2
Lending Partners III	Apr 2017	1,498	958	1,254	329	1,583	13.6%	11.0%	1.7
Lending Partners II	Jun 2014	1,336	1,179	1,276	3	1,279	2.8%	1.4%	1.1
Lending Partners	Dec 2011	460	420	471	—	471	3.2%	1.6%	1.1
Lending Partners Europe II	May 2019	837	696	813	213	1,026	16.5%	13.2%	1.5
Lending Partners Europe	Mar 2015	848	662	632	45	677	0.8%	(1.0)%	1.0
Asia Credit Opportunities II	Feb 2025	1,795	315	—	326	326	7.3%	3.1%	1.0
Asia Credit Opportunities	Jan 2021	1,084	887	339	858	1,197	13.5%	10.1%	1.3
Other Alternative Credit Vehicles	Various	18,262	11,487	7,530	7,548	15,078	N/A	N/A	N/A
All Funds		$49,081	$33,444	$22,451	$18,198	$40,649
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
For additional information regarding impact of market conditions on the value and performance of our investments, see
“Risk Factors—Risks Related to Our Business—Difficult market and economic conditions can, and periodically do, materially and adversely affect KKR.” and “Risk Factors—Risks Related to Our Investment Activities—Future results of our investments may be different than, and may not achieve the levels of, any of our historical returns” in our Annual Report.

Segment Balance Sheet Measures
Asset Management Segment Investment Portfolio

To the extent our investments are realized at values above or below their cost in future periods, adjusted net income would be positively or negatively affected by the amount of any such gain or loss, respectively, during the period in which the realization event occurs.
Our investments in the Asset Management segment by asset class as of June 30, 2026 are as follows:

	As of June 30, 2026
Asset Management Segment Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Asset Management Investments
	($ in thousands)

Traditional Private Equity	$1,928,485	$3,489,751	41%
Growth Equity	333,240	1,011,109	12%
Private Equity Total	2,261,725	4,500,860	53%

Real Estate	1,383,880	1,248,500	14%
Infrastructure	341,954	627,507	7%
Energy	68,691	369,423	4%
Real Assets Total	1,794,525	2,245,430	25%

Alternative Credit	865,096	902,931	10%
Leveraged Credit	488,646	433,598	5%
Credit Total	1,353,742	1,336,529	15%

Other	626,463	529,146	7%

Total Asset Management Segment Investments	$6,036,455	$8,611,965	100%
(1)Investments is a term used solely for purposes of financial presentation of a portion of KKR's balance sheet and includes majority ownership of subsidiaries that operate KKR's asset management and insurance businesses, including the general partner interests of KKR's investment funds.
Investments presented are principally the assets measured at fair value that are held by KKR's asset management segment, which, among other things, does not include the underlying investments held by Global Atlantic and Marshall Wace. This table excludes investments in our Strategic Holdings and
Insurance segments, for which additional information is available in Note 21 “Segment Reporting” in our financial statements.
Insurance Segment Investment Portfolio
As of June 30, 2026, the Insurance segment’s investment portfolio (on an unconsolidated basis, excluding the elimination of intercompany balances) consisted of the following categories of investments:

($ in thousands)	As of June 30, 2026		December 31, 2025
Fixed-maturity securities, available-for-sale	$88,056,662	47%	$95,672,043	48%
Mortgage and other loan receivables	48,754,106	26%	53,638,617	27%
Fixed-maturity securities, trading	25,809,785	14%	26,419,591	13%
Real assets	16,358,389	9%	15,369,758	8%
Other investments	7,975,988	4%	6,936,028	3%
Funds withheld receivables, at interest	2,249,450	1%	2,324,346	1%
Total investments	$189,204,380		$200,360,383
The portion of Insurance segment’s investment portfolio consisting of floating rate assets was 27% and 27% as of June 30,
2026 and December 31, 2025, respectively.

Credit Quality of Fixed Maturity Securities
As of June 30, 2026, 95%, and 91% of the Insurance segment’s fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December 31, 2025, 95%, and 91% of fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively.
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
Within the funds withheld receivable at interest portfolio, 98% and 97% of the fixed maturity securities were investment grade by NAIC designation as of June 30, 2026 and December 31, 2025, respectively.
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
As of June 30, 2026 and December 31, 2025, the Insurance segment had gross unrealized losses on below investment grade AFS fixed maturity securities of $281.0 million and $313.8 million based on NRSRO ratings, and $174.3 million and
$187.7 million based on NAIC ratings, respectively. As of June 30, 2026, unrealized losses were not recognized in net income on these fixed maturity securities since the Insurance segment neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit Quality of Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans, and other loan receivables. As of June 30, 2026 and December 31, 2025, 26% and 27% of Global Atlantic's total investments consisted of mortgage and other loan receivables, respectively.
The Insurance segment invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For the commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents approximately half of the portfolio as of both June 30, 2026 and
December 31, 2025. Office and retail properties represent approximately 21% of the portfolio as of both June 30, 2026 and
December 31, 2025, respectively.
The Insurance segment’s commercial mortgage loans are assigned NAIC designations, with designations “CM1” and
“CM2” considered to be investment grade. As of both June 30, 2026 and December 31, 2025, 92% of the commercial mortgage loan portfolio were rated investment grade based on NAIC designation, respectively. The payment status of over
99% of the commercial mortgage loan portfolio is current as of both June 30, 2026 and December 31, 2025, respectively.
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of both June 30, 2026 and December 31, 2025, approximately 89% of the commercial mortgage loans have a loan-to-value ratio of 70% or less, and as of both June 30, 2026 and December 31, 2025, 2% have loan-to-value ratio over 90%, respectively.
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
As of June 30, 2026, the payment status of 97% of the residential mortgage loan portfolio is current, and approximately
$217.3 million is 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio). As of December 31, 2025, the payment status of 97% of the residential mortgage loan portfolio was current and approximately $273.4 million were 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio).
The weighted average loan-to-value ratio for residential mortgage loans was 64% as of both June 30, 2026 and December
31, 2025.
The Insurance segment’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans, and auto loans. As of June 30, 2026, 98% of the consumer loan portfolio is in current status and approximately $29.1 million is 90 days or more past due or in process of foreclosure (representing 1% of the total consumer loan portfolio).
See Note 7 “Investments” in the accompanying financial statements in this report for additional information regarding the Insurance segment’s investment portfolio.
Additional Information
To provide supplemental information to stockholders about the net assets of KKR on a segment basis, KKR’s book value was $34.5 billion as of June 30, 2026, which included cash and short-term investments of $5.3 billion, which excludes Global
Atlantic’s cash and short-term investments. KKR's book value includes its net investment in Global Atlantic, investments in the
Asset Management and Strategic Holdings segments, and the net impact of certain other assets and liabilities, including income taxes. KKR's book value excludes the net assets allocable to investors in KKR’s investment funds and other noncontrolling interest holders. For the six months ended June 30, 2026 the Asset Management segment transferred $0.7 billion of investments to the Insurance segment for which no gain or loss was recognized upon transfer.

Reconciliations to GAAP Measures
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net Income (Loss) - KKR Common Stockholders (GAAP)	$660,053	$472,387	$1,024,852	$286,463
Preferred Stock Dividends	40,429	37,736	80,859	37,736
Net Income (Loss) Attributable to Noncontrolling Interests	427,397	844,341	299,673	1,714,763
Income Tax Expense (Benefit)	246,105	174,304	431,490	260,873
Income (Loss) Before Tax (GAAP)	$1,373,984	$1,528,768	$1,836,874	$2,299,835
Impact of Consolidation and Other	18,580	(879,614)	72,526	(1,896,965)
Preferred Stock Dividends	(40,429)	(37,736)	(80,859)	(37,736)
Income Taxes on Adjusted Earnings	(314,375)	(277,062)	(562,340)	(537,717)
Asset Management Adjustments:
Unrealized (Gains) Losses	128,610	257,754	305,741	637,091
Unrealized Carried Interest	12,360	(429,906)	2,696	(1,237,619)
Unrealized Carried Interest Compensation	(16,678)	343,769	(8,945)	989,939
Transaction-related and Non-operating Items(1)	82,684	10,765	116,693	21,316
Equity-based Compensation – Time Based	58,023	63,750	126,419	142,027
Equity-based Compensation – Performance based	125,340	86,512	207,659	171,111
Amortization of Acquired Intangibles	9,519	—	12,687	—
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(55,479)	(64,304)	65,134	(385,712)
Insurance Adjustments:
(Gains) Losses from Investments	458,061	290,084	967,004	1,649,024
Non-Operating Changes in Policy Liabilities and Derivatives	11,017	140,458	(15,041)	227,089
Transaction-Related and Non-Operating Items(1)	10,410	2,042	24,371	2,194
Equity-Based Compensation	19,655	23,371	46,015	44,063
Amortization of Acquired Intangibles	4,412	4,699	18,599	9,398
Adjusted Net Income	$1,885,694	$1,063,350	$3,135,233	$2,097,338
Interest Expense, Net	92,455	53,020	175,466	127,529
Preferred Stock Dividends	40,429	37,736	80,859	51,213
Net Income Attributable to Noncontrolling Interests	2,660	2,851	7,523	6,335
Income Taxes on Adjusted Earnings	314,375	277,062	562,340	537,717
Total Segment Earnings	$2,335,613	$1,434,019	$3,961,421	$2,820,132
Net Realized Performance Income	(211,884)	(109,314)	(409,075)	(197,303)
Net Realized Investment Income	(191,325)	(130,898)	(294,941)	(316,161)
Total Operating Earnings	$1,932,404	$1,193,807	$3,257,405	$2,306,668
Total Investing Earnings	403,209	240,212	704,016	513,464
Depreciation and Amortization	20,355	14,211	40,902	27,444
Adjusted EBITDA	$2,355,968	$1,448,230	$4,002,323	$2,847,576
(1)For the three and six months ended June 30, 2026, Transaction-related and Other Non-operating items include (i) $55 million and $77 million related to transaction-related costs and other corporate actions, respectively, (ii) $6 million and $24 million of costs associated with certain integration and restructuring initiatives across our Asset Management and Insurance businesses, respectively, and (iii) $32 million and $40 million of acquisition-related equity consideration and other, respectively.

KKR & Co. Inc. Stockholders' Equity - Common Stock

As of
($ in thousands)	June 30, 2026
($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock (GAAP)	$28,503,995
Impact of Consolidation and Other	312,737
Exchangeable Securities	903,835
Accumulated Other Comprehensive (Income) Loss (AOCI) and Other (Insurance)	4,759,362
Accumulated Unrealized (Gains) Losses on Loans carried at Fair Value (Insurance)	(8,829)
KKR Book Value(1)	$34,471,100
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
Inc. common stock as of June 30, 2026, our Book Value would have increased by $2.5 billion and our common stock outstanding would have increased by
21.4 million shares.
Cash and Cash Equivalents - Asset Management and Strategic Holdings

As of
($ in thousands)	June 30, 2026

Cash and Cash Equivalents - Asset Management and Strategic Holdings (GAAP)	$10,505,046
Impact of Consolidation and Other	(5,449,618)
Short-term Investments	258,836
Cash and Short-term Investments	$5,314,264
Investments - Asset Management and Strategic Holdings

As of
($ in thousands)	June 30, 2026

Investments - Asset Management and Strategic Holdings (GAAP)	$127,562,542
Impact of Consolidation and Other	(118,691,741)
Short-term Investments	(258,836)
Investments - Asset Management Segment	$8,611,965

Liquidity
We manage our liquidity and capital requirements by (a) focusing on our cash flows before the consolidation of our funds and CFEs and the effect of changes in short term assets and liabilities, which we anticipate will be settled for cash within one year, and (b) seeking to maintain access to sufficient liquidity through various sources. The overall liquidity framework and cash management approach of our insurance business are also based on seeking to build an investment portfolio that is cash flow matched, providing cash inflows from insurance assets that meet our insurance companies' expected cash outflows to pay their liabilities. Our primary cash flow activities typically involve (i) generating cash flow from operations; (ii) generating income from investment activities, by investing in investments that generate yield (namely interest and dividends), as well as through the sale of investments and other assets; (iii) funding capital commitments that we have made to, and advancing capital to, our funds and CLOs; (iv) developing and funding new investment strategies, investment products, and other growth initiatives, including acquisitions of other investments, assets, and businesses; (v) underwriting and funding capital commitments in our capital markets business; (vi) distributing cash flow to our stockholders and any holders of our preferred stock, if any; and (vii) paying borrowings, interest payments, and repayments under credit agreements, our senior and subordinated notes, and other borrowing arrangements. See “—Liquidity,” “—Liquidity Needs,” and “—Dividends and Stock
Repurchases.”
See “Risk Factors” and “—Business Environment” in this report for more information on factors that may impact our business, financial performance, operating results, and valuations.
Sources of Liquidity
Our primary sources of liquidity consist of amounts received from: (i) our operating activities, including the fees earned from our funds, portfolio companies, and capital markets transactions; (ii) realizations on carried interest from our investment funds; (iii) interest and dividends from investments that generate yield, including our investments in CLOs; (iv) in our insurance business, cash inflows in respect of new premiums, policyholder deposits, reinsurance transactions, and funding agreements, including through memberships in FHLBs; (v) realizations on and sales of investments and other assets, including the transfers of investments or other assets for fund formations (including CLOs and other investment vehicles); and (vi)
borrowings, including advances under our revolving credit facilities, debt offerings, repurchase agreements, and other borrowing arrangements. In addition, we may generate cash proceeds from issuances of our or our subsidiaries' equity securities. We have access to funding under various credit facilities, other borrowing arrangements and other sources of liquidity that we have entered into with major financial institutions or which we receive from the capital markets. For a discussion of our debt obligations, including our debt securities, revolving credit agreements and loans, see Note 16 “Debt
Obligations” in our financial statements.
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
As of June 30, 2026, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a “netting hole.” When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole.
Once netting holes have been filled with either (i) return of capital equal to the netting hole for those investments where fair value is below cost or (ii) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. As of June 30, 2026, netting holes in excess of $50 million existed at European Fund VI and
Global Impact Fund II in the amount of $1.0 billion and $302 million, respectively. The remaining unrealized gains accrued at these funds as of June 30, 2026 are in excess of their netting holes. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.
If the investment fund has distributed carried interest but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Current and former employees who received distributions of carried interest subject to clawback would be required to return the amount of such distributions to KKR. However, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of June 30, 2026, approximately $180 million of previously distributed carried interest, in aggregate, was subject to a clawback obligation, assuming that all applicable carry-paying investment funds were liquidated at their reported fair values as of June 30, 2026. As of June 30, 2026, there are no investment funds subject to a clawback obligation in excess of $50 million that has not already reduced net realized performance income. See Note 24 “Commitments and Contingencies—Contingent Repayment Guarantees” in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried
Interest column in the table included in this Item 2 in “Fund Performance Metrics” for further information on clawback obligations.
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
•satisfy regulatory requirements for our capital markets business, risk retention requirements for CLOs (to the extent they may apply), or to address capital needs of unregulated and regulated subsidiaries, including capital and collateral requirements, as applicable, for our insurance and broker-dealer subsidiaries; and
•repurchase shares of our common stock or retire equity grants pursuant to the share repurchase program or repurchase or redeem other securities issued by us (for a discussion of KKR's share repurchase program, see
Note 22 “Equity” in our financial statements).
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

As of June 30, 2026, KKR had unfunded commitments consisting of $11.1 billion to its investment funds and other investment vehicles across Private Equity, Real Assets, and Credit and Liquid Strategies business lines. These unfunded commitments include $2.7 billion of uncalled capital commitments to certain investment vehicles in connection with investments in the core private equity strategy. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and investment vehicles,
KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of June 30, 2026, these capital markets commitments amounted to $0.6 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. From time to time, we fund these various capital markets commitments noted above in our capital markets business by drawing all or substantially all of our availability for borrowings under our available credit facilities available for our Capital
Markets business line. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. Additionally, KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of June 30, 2026 have been reduced to reflect the amount expected to be funded by such third parties. As of June 30, 2026, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $5.0 billion. For more information about our Capital Markets business line's risks, see “Risk Factors—Risks Related to Our Business—Our capital markets activities expose us to material risks” in our Annual Report.
Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings equity completed prior to such date. As of June 30, 2026, an undiscounted payable of $335.1 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings equity that took place prior to the termination of the tax receivable agreement. As of June 30, 2026, $155.8 million of cumulative cash payments have been made under the tax receivable agreement since inception.

Dividends and Stock Repurchases
A dividend of $0.195 per share of our common stock has been declared and will be paid on August 25, 2026 to holders of record of our common stock as of the close of business on August 10, 2026.
A dividend of $0.78125 per share of Series D Mandatory Convertible Preferred Stock has been declared and set aside for payment on September 1, 2026 to holders of record of Series D Mandatory Convertible Preferred Stock as of the close of business on August 15, 2026.
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
Since 2015, KKR has repurchased, or retired equity grants representing, a total of 98.1 million shares of common stock for
$3.1 billion, which equates to an average price of $31.79 per share. As of July 24, 2026, there is approximately $87 million remaining under KKR's share repurchase program. For further information See “Part II—Item 2—Unregistered Sales of Equity
Securities and Use of Proceeds.”
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we and our consolidated funds and CFEs enter into contractual arrangements that may require future cash payments. Contractual arrangements include (1) commitments to fund the purchase of investments or other assets (including obligations to fund capital commitments as the general partner of our investment funds) or to fund collateral for derivative transactions or otherwise, (2) obligations arising under our senior notes, subordinated notes, and other indebtedness, (3) commitments by our capital markets business to underwrite transactions or to lend capital, (4)
obligations arising under insurance policies written, (5) other contractual obligations, including servicing agreements with third-party administrators for insurance policy administration, and (6) commitments to fund the business, operations or investments of our subsidiaries. In addition, we may incur contingent liabilities for claims that may be made against us in the future. For more information about these contingent liabilities, please see Note 24 “Commitments and Contingencies” in our financial statements.
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
For a further discussion about our critical accounting policies, see Note 2 “Summary of Significant Accounting Policies” in
our financial statements included in this report.
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
The presentations in the consolidated statement of financial condition and consolidated statement of operations reflect the significant industry diversification of KKR by its acquisition of Global Atlantic. Global Atlantic operates an insurance business, and KKR operates an asset management business, which manages the operations of the Strategic Holdings segment
(see Note 21 “Segment Reporting”) in our financial statements included in this report, each of which possess distinct characteristics. As a result, KKR developed a two-tiered approach for the financial statements presentation, where Global
Atlantic's insurance operations are presented separately from KKR's asset management business. KKR believes that these separate presentations provide a more informative view of the consolidated financial position and results of operations than traditional aggregated presentations and that reporting Global Atlantic’s insurance operations separately is appropriate given, among other factors, the relative significance of Global Atlantic’s policy liabilities, which are not obligations of KKR (other than the insurance companies that issued them). If a traditional aggregate presentation were to be used, KKR would expect to eliminate or combine several identical or similar captions, which would condense the presentations, but would also reduce the level of information presented. KKR also believes that using a traditional aggregate presentation would result in no new line items compared to the two-tier presentation included in the financial statements in this report.
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

Consolidation
KKR consolidates all entities that it controls either through a majority voting interest or as the primary beneficiary of variable interest entities (“VIEs”). The following discussion is intended to provide supplemental information about how the application of consolidation principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment. For a detailed description of our accounting policy on consolidation, see
Note 2 “Summary of Significant Accounting Policies” in our financial statements included in this report.
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
There is inherent uncertainty involved in the valuation of Level III investments, and there is no assurance that, upon liquidation, KKR will realize the values reflected in our valuations. Our valuations may differ significantly from the values that would have been used had an active market for the investments existed, and it is reasonably possible that the difference could be material. See “Risk Factors” in our Annual Report and “—Business Environment” in this report for more information on factors that may impact our business, financial performance, operating results, and valuations.

Key unobservable inputs that have a significant impact on our Level III valuations as described above are included in Note
9 “Fair Value Measurements” in our financial statements.
Across the total Level III private equity investment portfolio (including core private equity investments) held directly and through both consolidated and unconsolidated investment vehicles in our Asset Management segment, the overall weights ascribed to a market comparables valuation methodology, the discounted cash flow valuation methodology, and a valuation methodology based on pending sales for this portfolio of Level III private equity investments (including core private equity investments) were 44%, 49%, and 7%, respectively, as of June 30, 2026.
Across the total Level III real assets investment portfolio held directly and through both consolidated and unconsolidated investment vehicles in our Asset Management segment, the overall weights ascribed to a market comparables valuation methodology, the discounted cash flow valuation methodology, the direct income capitalization valuation methodology, and a valuation methodology based on pending sales for this portfolio of Level III real assets investments were 3%, 86%, 2%, and
9%, respectively, as of June 30, 2026.
Level III Valuation Process
The valuation process involved for Level III measurements for our financial statements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies, and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are generally reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is engaged by KKR to assist with the valuations of most investments classified as
Level III. As of June 30, 2026, less than 5% of the total value of Level III investments in aggregate across all of our segments were not valued with the engagement of an independent valuation firm.
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
As of June 30, 2026, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments on a GAAP basis.
As of June 30, 2026, there were no investments across business segments which represented greater than 5% of total investments on a GAAP basis. Our investment income on a GAAP and segment basis can be impacted by volatility in the public markets. See “Risk Factors” in our Annual Report and ”Business Environment” in this report for a discussion of factors that may impact the valuations of our investments, financial results, operating results, and valuations, and “—Segment Balance
Sheet Measures” for additional information regarding our largest holdings on a segment basis.
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
Income Taxes
Significant judgment is required in estimating the provision for (benefit from) income taxes, current and deferred tax balances (including valuation allowance), accrued interest or penalties, and uncertain tax positions. In evaluating these judgments, we consider, among other items, projections of taxable income (including the character of such income), beginning with historic results and incorporating assumptions of the amount of future pre-tax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that
KKR uses to manage its business. Revisions in estimates or actual costs of a tax assessment may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any. Please see Note 18 “Income Taxes” in our financial statements in this report for further details.
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
Capital Allocation-Based Income (Loss)
Capital allocation-based income (loss) is earned from those arrangements whereby KKR serves as general partner and includes income or loss from KKR's capital interest as well as “carried interest” which entitles KKR to a disproportionate allocation of investment income or loss from an investment fund's limited partners.
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
On the Sunset Date (which will not be later than December 31, 2026), KKR will acquire control of Associates Holdings and will commence making decisions regarding the allocation of the carry proceeds pursuant to the limited partnership agreement of Associates Holdings. Until the Sunset Date, our Co-Founders will continue to make decisions regarding the allocation of the carry proceeds to themselves and others, pursuant to the limited partnership agreement of Associates Holdings, provided that any allocation of carry proceeds to the Co-Founders will be on a percentage basis consistent with past practice. For additional information about the Sunset Date and the Reorganization Agreement, see Note 1 “Organization” in our financial statements included in this report.
Equity-based Compensation
In addition to the cash-based compensation and carry pool allocations as described above, employees receive equity grants under our Equity Incentive Plan, most of which are subject to service-based vesting typically over a three to five-year period from the date of grant, and some of which are also subject to the achievement of market-based conditions. Certain of these grants are subject to post-vesting transfer restrictions and minimum retained ownership requirements.

Compensation expense relating to the issuance of equity-based grants is measured at fair value on the grant date. In determining the aggregate fair value of any award grants, we make judgments as to the grant-date fair value, particularly for certain equity grants with a vesting condition based upon market conditions, whose grant date fair values are based on a probability distributed Monte-Carlo simulation. See Note 19 “Equity-based Compensation,” in our financial statements included in this report for further discussion and activity of these grants.
Investment Income (Loss) – Net Gains (Losses) from Investment Activities
Net gains (losses) from investment activities consist of realized and unrealized gains and losses arising from our investment activities as well as income earned from certain equity method investments. Fluctuations in net gains (losses) from investment activities between reporting periods is driven primarily by changes in the fair value of our investment portfolio as well as the realization of investments. The fair value of, as well as the ability to recognize gains from, our investments is significantly impacted by the global financial markets, which, in turn, affects the net gains (losses) from investment activities recognized in any given period. Upon the disposition of an investment, previously recognized unrealized gains and losses are reversed and an offsetting realized gain or loss is recognized in the current period. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time. For a further discussion of our fair value measurements and fair value of investments, see above “—Critical Accounting Policies and
Estimates—Fair Value Measurements.”
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
Market Risk Benefits
Market risk benefits are contracts or contract features that both provide protection to the policyholder from other-than-
nominal capital market risk and expose Global Atlantic to other-than-nominal capital market risk. Market risk benefits include certain contract features on fixed annuity and variable annuity products, including minimum guarantees to policyholders, such as guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”), and long-
term care benefits (which are capped at the return of account value plus one or two times the account value).
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
As of June 30, 2026, the net market risk liability balance totaled $1.4 billion. As of June 30, 2026, the liability balances for market risk benefits were $1.2 billion for fixed-indexed annuities and $220.5 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2026
($ in thousands)	Fixed-Indexed Annuity	Other
Balance	$1,223,068	$220,469
Hypothetical Change:
+50 bps Interest Rates	(162,045)	(32,245)
-50 bps Interest Rates	179,900	35,744
+50 bps Instrument-specific Credit Risk	(163,266)	(16,265)
-50 bps Instrument-specific Credit Risk	180,488	17,711
+10% Equity Market Prices	(72,014)	(36,394)
-10% Equity Market Prices	58,338	41,062
95% of Expected Mortality	67,554	3,195
105% of Expected Mortality	(63,519)	(2,696)
90% of Expected Surrenders	32,959	1,106
110% of Expected Surrenders	(31,445)	(1,092)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy Liabilities Accounted for Under a Fair Value Option
Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $225.0 million as of June 30, 2026. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios. Global
Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of June 30, 2026, variable annuities accounted for using the fair value option totaled $225.0 million. The increase
(decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of June 30, 2026
($ in thousands)	Variable Annuities
Balance	$225,043
Hypothetical Change:
+50 bps Interest Rates	(15,435)
-50 bps Interest Rates	16,725
+50 bps Instrument-specific Credit Risk	(9,013)
-50 bps Instrument-specific Credit Risk	9,327
+10% Equity Market Prices	(12,151)
-10% Equity Market Prices	14,600
95% of Expected Mortality	(4,292)
105% of Expected Mortality	4,108
90% of Expected Surrenders	(271)
110% of Expected Surrenders	234
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
As of June 30, 2026, the liability for future policy benefits totaled $14.8 billion, net of reinsurance, split between $13.0 billion associated with payout annuity products, and $1.9 billion of life and other insurance products (including assumed long-
term care insurance where Global Atlantic retroceded mortality and morbidity risks to a third-party reinsurer). The increase
(decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2026
($ in thousands)	Payout Annuities	Other
Balance	$12,969,542	$1,856,432
Hypothetical Change:
+50 bps Interest Rates	(206,531)	(477,417)
-50 bps Interest Rates	221,497	514,229
+50 bps Credit Spreads	(162,716)	(370,882)
-50 bps Credit Spreads	168,556	385,775
95% of Expected Mortality(1)	76,702	41,438
105% of Expected Mortality(1)	(72,869)	(39,381)
90% of Expected Surrenders/Lapses	—	(10,720)
110% of Expected Surrenders/Lapses	—	9,796
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
As of June 30, 2026, the additional liability balance of primarily interest-sensitive life totaled $6.3 billion, net of reinsurance. The increase (decrease) to the additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below.
This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of June 30, 2026
($ in thousands)	Interest-Sensitive Life
Balance	$6,308,819
Hypothetical Change:
+50 bps Interest Rates	1,781
-50 bps Interest Rates	(1,796)
+10% Equity Market Prices	(1,407)
-10% Equity Market Prices	748
1% Lower Annual Equity Growth	7,419
95% of Expected Mortality	(55,374)
105% of Expected Mortality	54,517
90% of Expected Surrenders	24,533
110% of Expected Surrenders	(24,011)
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
As of June 30, 2026, the embedded derivative liability balance totaled $8.0 billion for fixed-indexed annuities, and $497.5 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2026
($ in thousands)	Fixed-Indexed Annuities	Interest Sensitive Life
Balance	$7,968,063	$497,455
Hypothetical Change:
+50 bps Interest Rates	(110,782)	(4,765)
-50 bps Interest Rates	116,343	4,960
+50 bps Credit Spreads	(147,983)	(4,765)
-50 bps Credit Spreads	153,138	4,960
+10% Equity Market Prices	713,176	23,776
-10% Equity Market Prices	(743,705)	(54,879)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
As of June 30, 2026, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a
$2.5 billion net asset ($87.8 million in funds withheld receivables at interest, and $(2.4) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of June 30, 2026
($ in thousands)	Embedded Derivative on Funds Withheld Receivable	Embedded Derivative on Funds Withheld Payable
Balance	$87,762	$(2,392,465)
Hypothetical Change:
+50 bps Interest Rates	(2,520)	(1,424,298)
-50 bps Interest Rates	7,147	1,516,105
+50 bps Investment Credit Spreads	(41,321)	(1,537,432)
-50 bps Investment Credit Spreads	41,321	1,629,238
Note: Hypothetical changes to the funds withheld receivable and payable embedded derivative balances do not reflect the impact of related hedges or trading assets which back the funds withheld at interest.

Recently Issued Accounting Pronouncements
For a full discussion of recently issued accounting pronouncements, see Note 2 “Summary of Significant Accounting
Policies” in our financial statements included in this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We believe there were no material changes to our market risks during the three months ended June 30, 2026. For a discussion of our market risks in general, please refer to our Annual Report on Form 10-K for the year ended December 31,
2025. In addition, for a discussion of current risks, uncertainties, and other market and economic conditions, see
“Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment.”
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-
Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Co-Chief Executive Officers and Chief Financial
Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act)
occurred during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
For a discussion of KKR's legal proceedings, see the section entitled “Legal Proceedings” appearing in Note 24
“Commitments and Contingencies” in our financial statements included elsewhere in this report, which is incorporated herein by reference.
ITEM 1A.  RISK FACTORS.
Other than as set forth in “Management's Discussion and Analysis of Financial Condition and Results of Operations—
Business Environment” in this report, there were no material changes to the risk factors disclosed in our Annual Report.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases in the Three Months Ended June 30, 2026
Under our current share repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time. In addition to the repurchases of common stock described above, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity grants issued pursuant to our Equity Incentive Plan representing the right to receive shares of common stock.
As of July 24, 2026, there is approximately $87 million remaining under KKR's share repurchase program.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any
“affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the three months ended June 30, 2026, 328,544 shares of common stock were repurchased, and 1,228,266 equity grants were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2026 to April 30, 2026)	72,186	$89.75	72,186	$167,009
Month #2 (May 1, 2026 to May 31, 2026)	—	$—	—	$124,018
Month #3 (June 1, 2026 to June 30, 2026)	256,358	$89.67	256,358	$99,864
Total through June 30, 2026	328,544		328,544	$99,864

(1)Our existing share repurchase program was announced in April 2024. In March 2026, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less, the total available amount under the share repurchase program will automatically increase by an additional $500 million to the then remaining available amount (the “Share Repurchase Program Increase
Threshold”). As of July 24, 2026, there is approximately $87 million remaining under the program. Any additional increases to the total available amount after the Share Repurchase Program Increase Threshold is reached would require a separate approval by the Board of Directors of KKR & Co. Inc. The repurchase program does not have an expiration date.

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
10.1
Fourth Amended and Restated Credit Agreement, dated as of July 30, 2026, among Kohlberg Kravis Roberts & Co. L.P.,
KKR Group Partnership L.P., the guarantors party thereto from time to time, the lenders party thereto from time to time, and HSBC Bank USA, National Association, as administrative agent.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting
Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025,
(ii) the Condensed Consolidated Statements of Operations for the  three and six months ended June 30, 2026 and June
30, 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended
June 30, 2026 and June 30, 2025; (iv) the Condensed Consolidated Statements of Changes in Equity for the  three and six months ended June 30, 2026 and June 30, 2025, (v) the Condensed Consolidated Statements of Cash Flows for the six
months ended June 30, 2026 and 2025, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	August 6, 2026