Form 10-Q
period 2026-09-30
KKR & Co. Inc.
filed 2026-11-09
CIK 1404912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2026, there were 892,139,534 shares of common stock of the registrant outstanding.

KKR & CO. INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2026

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
Earnings, Strategic Holdings Operating Earnings, and Total Investing Earnings; the declaration and payment of dividends on capital stock of KKR & Co. Inc.; the timing, manner and volume of repurchase of shares of common stock of KKR & Co. Inc.; our statements regarding the potential of, and future financial results from, KKR’s Strategic Holdings segment, including expectations about dividend payments and earnings from companies and businesses in the Strategic Holdings segment in the future, the future growth of such companies and businesses, and the potential for compounding earnings over a longer period of time from such segment; KKR’s ability to grow its AUM, to deploy capital, to realize unrealized investment appreciation, and the time period over which such events may occur; KKR’s ability to manage the investments in and operations of acquired companies and businesses; the effects of any transactional activity on KKR’s operating results, including pending sales of investments; expansion and growth opportunities and other synergies resulting from acquisitions of companies, including the acquisition of Arctos Partners and businesses in our Strategic Holdings segment, internal reorganizations or strategic partnerships with third parties; the timing and expected impact to our business of any new investment fund, vehicle or product launches; the timing and completion of certain transactions contemplated by the Reorganization Agreement entered into on October 8, 2021 by KKR & Co. Inc.; the implementation or execution of, or results from, any strategic initiatives, including efforts to distribute financial products to individual investors; the modification of our compensation framework announced on November 29, 2023, which decreased the targeted percentage of compensation from fee related revenues and increased the targeted percentage from realized carried interest and certain incentive fees; and our insurance business's strategic initiatives to invest more into non-yielding or lower-yield asset classes like private equity and real assets, expand outside the United States, and raise more third-party co-investment insurance capital. Forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements or cause the anticipated benefits and synergies from transactions to not be realized. We believe these factors include those described in the section entitled “Risk Factors“ in our
Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report“). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S.
Securities and Exchange Commission (“SEC“). We do not undertake any obligation to publicly update or revise any forward-
looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)
	September 30, 2026	December 31, 2025
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$9,717,261	$9,380,874
Restricted Cash and Cash Equivalents	11,116	48,033
Investments	127,772,673	127,948,305
Due from Affiliates	2,998,100	2,307,701
Other Assets	7,195,511	6,294,381
	147,694,661	145,979,294
Insurance
Cash and Cash Equivalents	$12,767,694	$7,511,273
Restricted Cash and Cash Equivalents	144,796	211,610
Investments	186,440,478	192,009,748
Reinsurance Recoverable	50,958,825	48,022,605
Insurance Intangible Assets	6,166,711	5,905,228
Other Assets	7,884,928	6,662,911
Separate Account Assets	3,664,835	3,841,403
	268,028,267	264,164,778
Total Assets	$415,722,928	$410,144,072

Liabilities and Equity
Asset Management and Strategic Holdings
Debt Obligations	$49,306,739	$49,117,744
Due to Affiliates	401,552	442,362
Accrued Expenses and Other Liabilities	15,442,800	14,348,335
	65,151,091	63,908,441
Insurance
Policy Liabilities (market risk benefit liabilities: $1,311,892 and $1,349,774, as of September 30, 2026 and December 31, 2025, respectively.)	$206,388,029	$205,558,727
Debt Obligations	3,727,561	3,820,407
Funds Withheld Payable at Interest	48,799,469	46,822,744
Accrued Expenses and Other Liabilities	6,969,561	3,341,695
Reinsurance Liabilities	1,021,306	1,218,744
Separate Account Liabilities	3,664,835	3,841,403
	270,570,761	264,603,720
Total Liabilities	335,721,852	328,512,161

Commitments and Contingencies (See Note 24)

Redeemable noncontrolling interests (See Note 23)	3,247,901	2,710,242

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (CONTINUED)
(Amounts in Thousands, Except Share and Per Share Data)
	September 30, 2026	December 31, 2025

Stockholders' Equity
Series D Mandatory Convertible Preferred Stock, $0.01 par value. 51,750,000 shares, issued and outstanding as of September 30, 2026 and December 31, 2025.	2,543,404	2,543,404
Series I Preferred Stock, $0.01 par value. 1 share authorized, 1 share issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Common Stock, $0.01 par value. 3,500,000,000 shares authorized, 896,288,263 and 891,451,844 shares, issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	8,963	8,914
Additional Paid-In Capital	18,886,873	19,041,497
Retained Earnings	15,515,546	13,884,438
Accumulated Other Comprehensive Income (Loss)	(6,696,180)	(4,575,692)
Total KKR & Co. Inc. Stockholders' Equity	30,258,606	30,902,561
Noncontrolling Interests (See Note 22)	46,494,569	48,019,108
Total Equity	76,753,175	78,921,669
Total Liabilities and Equity	$415,722,928	$410,144,072
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED) (CONTINUED)
(Amounts in Thousands)

The following presents the portion of the consolidated balances provided in the consolidated statements of financial condition attributable to consolidated variable interest entities (“VIEs“). As of September 30, 2026 and December 31, 2025,
KKR's consolidated VIEs consist primarily of (i) certain collateralized financing entities (“CFEs“) including those CFEs holding collateralized loan obligations (“CLOs“), (ii) certain investment funds, and (iii) certain VIEs formed by Global Atlantic. The noteholders, creditors, and equity holders of these VIEs have no recourse to the assets of any other KKR entity.
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

	September 30, 2026
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$2,496,583	$1,484,827	$—	$3,981,410
Restricted Cash and Cash Equivalents	—	11,115	—	11,115
Investments	30,394,147	73,462,784	—	103,856,931
Other Assets	888,360	320,754	—	1,209,114
	33,779,090	75,279,480	—	109,058,570
Insurance
Cash and Cash Equivalents	—	—	1,389,224	1,389,224
Investments	—	—	30,200,319	30,200,319
Other Assets	—	—	1,561,023	1,561,023
	—	—	33,150,566	33,150,566
Total Assets	$33,779,090	$75,279,480	$33,150,566	$142,209,136

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$30,124,191	$5,903,012	$—	$36,027,203
Accrued Expenses and Other Liabilities	2,103,540	674,425	—	2,777,965
	32,227,731	6,577,437	—	38,805,168
Insurance
Debt Obligations	—	—	254,100	254,100
Accrued Expenses and Other Liabilities	—	—	459,219	459,219
	—	—	713,319	713,319
Total Liabilities	$32,227,731	$6,577,437	$713,319	$39,518,487

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED) (CONTINUED)
(Amounts in Thousands)

	December 31, 2025
	Consolidated CFEs	Consolidated Funds and Other Investment Vehicles	Other VIEs	Total
Assets
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$2,726,050	$1,435,888	$—	$4,161,938
Restricted Cash and Cash Equivalents	—	48,033	—	48,033
Investments	30,673,565	77,327,933	—	108,001,498
Other Assets	858,433	345,779	—	1,204,212
	34,258,048	79,157,633	—	113,415,681
Insurance
Cash and Cash Equivalents	—	—	1,381,836	1,381,836
Investments	—	—	31,201,795	31,201,795
Other Assets	—	—	788,325	788,325
	—	—	33,371,956	33,371,956
Total Assets	$34,258,048	$79,157,633	$33,371,956	$146,787,637

Liabilities
Asset Management and Strategic Holdings
Debt Obligations	$30,227,885	$6,664,740	$—	$36,892,625
Accrued Expenses and Other Liabilities	2,068,666	1,007,545	—	3,076,211
	32,296,551	7,672,285	—	39,968,836
Insurance
Debt Obligations	—	—	197,400	197,400
Accrued Expenses and Other Liabilities	—	—	566,466	566,466
	—	—	763,866	763,866
Total Liabilities	$32,296,551	$7,672,285	$763,866	$40,732,702
See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Asset Management and Strategic Holdings
Fees and Other	$1,185,866	$1,105,238	$3,553,150	$2,916,482
Capital Allocation-Based Income (Loss)	575,919	638,764	2,440,153	2,708,601
	1,761,785	1,744,002	5,993,303	5,625,083
Insurance
Net Premiums	651,204	1,059,610	1,910,210	2,113,216
Policy Fees	339,722	339,735	1,005,185	1,013,182
Net Investment Income	2,074,141	1,969,779	6,102,327	5,616,405
Net Investment-Related Gains (Losses)	(323,495)	351,800	(597,602)	(845,386)
Other Income	60,322	61,049	194,130	202,501
	2,801,894	3,781,973	8,614,250	8,099,918
Total Revenues	4,563,679	5,525,975	14,607,553	13,725,001

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	754,198	954,983	2,995,435	3,365,683
Occupancy and Related Charges	35,814	30,597	113,115	99,702
General, Administrative and Other	315,575	414,891	1,147,546	1,039,220
	1,105,587	1,400,471	4,256,096	4,504,605
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $(125,910) and $(18,050), and $34,370 and $244,897, for the three and nine months ended September 30, 2026 and 2025, respectively; remeasurement (gain) loss on policy liabilities: $(30,983) and $(30,983), and $(106,152) and $(63,900) for the three and nine months ended September 30, 2026 and 2025, respectively.)	2,123,867	3,075,361	7,312,417	7,575,360
Amortization of Policy Acquisition Costs	69,356	86,962	302,601	265,733
Interest Expense	76,391	72,064	224,905	212,465
Policy and Other Operating Expense	341,789	389,413	897,365	1,043,507
	2,611,403	3,623,800	8,737,288	9,097,065
Total Expenses	3,716,990	5,024,271	12,993,384	13,601,670

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	(229,379)	1,197,827	251,496	3,032,152
Dividend Income	781,833	416,233	1,276,906	1,026,266
Interest Income	749,092	806,711	2,223,476	2,402,451
Interest Expense	(637,783)	(722,914)	(2,018,721)	(2,084,804)
Total Investment Income (Loss)	663,763	1,697,857	1,733,157	4,376,065

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (Loss) Before Taxes	1,510,452	2,199,561	3,347,326	4,499,396

Income Tax Expense (Benefit)	272,543	359,739	704,033	620,612

Net Income (Loss)	1,237,909	1,839,822	2,643,293	3,878,784
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	4,091	34,058	57,360	110,727
Net Income (Loss) Attributable to Noncontrolling Interests	72,212	905,407	318,616	2,543,501
Net Income (Loss) Attributable to KKR & Co. Inc.	1,161,606	900,357	2,267,317	1,224,556

Series D Mandatory Convertible Preferred Stock Dividends	40,430	40,430	121,289	78,166

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,121,176	$859,927	$2,146,028	$1,146,390

Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock
Basic	$1.25	$0.97	$2.40	$1.27
Diluted	$1.19	$0.90	$2.26	$1.19
Weighted Average Shares of Common Stock Outstanding
Basic	897,534,193	890,961,714	894,778,408	889,984,777
Diluted	943,613,509	955,751,429	947,790,326	955,793,116
See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in Thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss)	$1,237,909	$1,839,822	$2,643,293	$3,878,784

Other Comprehensive Income (Loss), Net of Tax:

Unrealized Gains (Losses) on Available-For-Sale Securities and Other	(2,598,748)	897,811	(3,076,731)	2,689,115

Net effect of changes in discount rates and instrument- specific credit risk on policy liabilities	883,497	(265,784)	1,082,065	(543,668)

Foreign Currency Translation Adjustments	19,199	(52,479)	(63,905)	250,508

Comprehensive Income (Loss)	(458,143)	2,419,370	584,722	6,274,739

Comprehensive Income (Loss) Attributable to Redeemable Noncontrolling Interests	4,091	34,058	57,360	110,727
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	193,088	887,435	469,898	2,530,482

Comprehensive Income (Loss) Attributable to KKR & Co. Inc.	$(655,322)	$1,497,877	$57,464	$3,633,530

See notes to financial statements.

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Amounts	Shares	Amounts	Shares
Series D Mandatory Convertible Preferred Stock
Beginning of Period	$2,543,404	51,750,000	$2,543,404	51,750,000
End of Period	2,543,404	51,750,000	2,543,404	51,750,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,978	897,776,609	8,914	891,451,844
Net Delivery of Common Stock (Equity Incentive Plan)	—	—	71	7,046,646
Repurchases of Common Stock	(16)	(1,604,596)	(40)	(4,107,110)
Exchange of KKR Restricted Holdings Units	1	116,250	3	348,034
Private Placement Share Issuance	—	—	—	15,105
Impact of Acquisition - Arctos (See Note 25)	—	—	15	1,533,744
End of Period	8,963	896,288,263	8,963	896,288,263
Additional Paid-In Capital
Beginning of Period	18,804,944		19,041,497
Net Delivery of Common Stock (Equity Incentive Plan)	(1,069)		(118,485)
Repurchases of Common Stock	(143,081)		(376,277)
Equity-Based Compensation (Non-Cash Contribution)	87,146		256,302
Impact of Acquisition - Arctos (See Note 25)	—		306,289
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	140,658		(266,700)
Tax Effects of Changes in Ownership and Other	(1,725)		44,247
End of Period	18,886,873		18,886,873
Retained Earnings
Beginning of Period	14,569,374		13,884,438
Net Income (Loss) Attributable to KKR & Co. Inc.	1,161,606		2,267,317
Series D Mandatory Convertible Preferred Stock Dividends ($0.7812 and $2.3437 per share)	(40,430)		(121,289)
Common Stock Dividends ($0.195 and $0.575 per share)	(175,004)		(514,920)
End of Period	15,515,546		15,515,546
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(4,879,301)		(4,575,692)
Other Comprehensive Income (Loss)	(1,816,928)		(2,209,853)
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	49		89,365
End of Period	(6,696,180)		(6,696,180)
Total KKR & Co. Inc. Stockholders' Equity	30,258,606		30,258,606
Noncontrolling Interests (See Note 22)	46,494,569		46,494,569
Total Equity	$76,753,175		$76,753,175

Redeemable Noncontrolling Interests (See Note 23)	$3,247,901		$3,247,901

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Amounts in Thousands, Except Share and Per Share Data)
	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Amounts	Shares	Amounts	Shares
Series D Mandatory Convertible Preferred Stock
Beginning of Period	$2,543,404	51,750,000	$—	—
Issuance of Series D Mandatory Convertible Preferred Stock	—	—	2,543,404	51,750,000
End of Period	2,543,404	51,750,000	2,543,404	51,750,000
Series I Preferred Stock
Beginning of Period	—	1	—	1
End of Period	—	1	—	1
Common Stock
Beginning of Period	8,909	890,938,778	8,882	888,232,174
Net Delivery of Common Stock (Equity Incentive Plan)	—	13,105	24	2,453,538
Repurchases of Common Stock	—	—	—	(36,411)
Clawback of Transfer Restricted Shares	—	(623)	—	(2,505)
Exchange of KKR Restricted Holdings Units	1	18,801	4	315,207
Private Placement Share Issuance	—	—	—	8,058
End of Period	8,910	890,970,061	8,910	890,970,061
Additional Paid-In Capital
Beginning of Period	18,640,161		18,406,718
Net Delivery of Common Stock (Equity Incentive Plan)	(1,208)		(108,005)
Repurchases of Common Stock	—		(3,362)
Equity-Based Compensation (Non-Cash Contribution)	77,884		236,868
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	159,600		339,476
Tax Effects of Changes in Ownership and Other	1,173		5,915
End of Period	18,877,610		18,877,610
Retained Earnings
Beginning of Period	12,248,728		12,282,513
Net Income (Loss) Attributable to KKR & Co. Inc.	900,357		1,224,556
Series D Mandatory Convertible Preferred Stock Dividends ($0.78125 and $1.51045 per share)	(40,430)		(78,166)
Common Stock Dividends ($0.185 and $0.545 per share)	(164,819)		(485,067)
End of Period	12,943,836		12,943,836
Accumulated Other Comprehensive Income (Loss) (net of tax)
Beginning of Period	(5,221,973)		(7,046,545)
Other Comprehensive Income (Loss)	597,520		2,408,974
Change in KKR & Co. Inc.'s Ownership Interest (See Note 22)	(105)		13,013
End of Period	(4,624,558)		(4,624,558)
Total KKR & Co. Inc. Stockholders' Equity	29,749,202		29,749,202
Noncontrolling Interests (See Note 22)	43,292,357		43,292,357
Total Equity	$73,041,559		$73,041,559

Redeemable Noncontrolling Interests (See Note 23)	$2,360,396		$2,360,396
See notes to financial statements.

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in Thousands)
	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net Income (Loss)	$2,643,293	$3,878,784
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Equity-Based Compensation	636,402	539,430
Net Realized (Gains) Losses – Asset Management and Strategic Holdings	(1,557,265)	(601,284)
Change in Unrealized (Gains) Losses – Asset Management and Strategic Holdings	1,305,769	(2,430,868)
Capital Allocation-Based (Income) Loss – Asset Management and Strategic Holdings	(2,440,153)	(2,708,601)
Net Investment and Policy Liability-Related (Gains) Losses – Insurance	1,205,950	2,680,580
Net Accretion and Amortization	(201,064)	(118,789)
Interest Credited to Policyholder Account Balances (net of Policy Fees) – Insurance	4,359,600	3,623,516
Other Non-Cash Amounts	308,654	418,631
Cash Flows Due to Changes in Operating Assets and Liabilities:
Reinsurance Transactions and Acquisitions, Net of Cash Provided – Insurance	140,639	326,018
Change in Premiums, Notes Receivable and Reinsurance Recoverable, Net of Reinsurance Premiums Payable – Insurance	(221,251)	568,128
Change in Deferred Policy Acquisition Costs – Insurance	(735,504)	(785,208)
Change in Policy Liabilities and Accruals, Net – Insurance	1,011,419	847,023
Change in Consolidation	(15,393)	(145)
Change in Due from / to Affiliates	(743,428)	(293,707)
Change in Other Assets	(223,774)	(639,394)
Change in Accrued Expenses and Other Liabilities	657,197	2,077,410
Investments Purchased – Asset Management and Strategic Holdings	(26,219,556)	(28,347,134)
Proceeds from Investments – Asset Management and Strategic Holdings	27,231,675	26,343,701
Net Cash Provided (Used) by Operating Activities	7,143,210	5,378,091

Investing Activities
Acquisitions, Net	(176,640)	(146,273)
Purchases of Fixed Assets	(115,378)	(126,929)
Investments Purchased – Insurance	(64,616,384)	(69,675,125)
Proceeds from Investments – Insurance	66,591,498	57,887,810
Other Investing Activities, Net	24,931	17,178
Net Cash Provided (Used) by Investing Activities	1,708,027	(12,043,339)

KKR & CO. INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(Amounts in Thousands)
	Nine Months Ended September 30,
	2026	2025

Financing Activities
Series D Mandatory Convertible Preferred Stock Dividends	(121,289)	(78,166)
Common Stock Dividends	(514,920)	(485,067)
Distributions to Redeemable Noncontrolling Interests	(86,271)	(25,607)
Contributions from Redeemable Noncontrolling Interests	662,941	707,908
Distributions to Noncontrolling Interests	(5,504,730)	(3,138,509)
Contributions from Noncontrolling Interests	4,264,067	4,782,434
Issuance of Series D Mandatory Convertible Preferred Stock (net of issuance costs)	—	2,543,404
Net Delivery of Common Stock (Equity Incentive Plan)	(118,414)	(107,981)
Repurchases of Common Stock	(376,317)	(3,362)
Proceeds from Debt Obligations	13,477,975	19,981,021
Repayment of Debt Obligations	(12,459,520)	(17,828,186)
Financing Costs Paid	(33,979)	(28,912)
Additions to Contractholder Deposit Funds – Insurance	17,151,056	23,952,574
Withdrawals from Contractholder Deposit Funds – Insurance	(19,544,163)	(16,370,422)
Reinsurance Transactions, Net of Cash Provided – Insurance	401	—
Other Financing Activity, Net	(74,717)	120,345
Net Cash Provided (Used) by Financing Activities	(3,277,880)	14,021,474

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(84,280)	162,310

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$5,489,077	$7,518,536
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	17,151,790	15,367,953
Cash, Cash Equivalents and Restricted Cash, End of Period	$22,640,867	$22,886,489

Cash, Cash Equivalents and Restricted Cash are comprised of the following:

Beginning of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$9,380,874	$8,535,048
Restricted Cash and Cash Equivalents	48,033	138,948
Total Asset Management and Strategic Holdings	9,428,907	8,673,996
Insurance
Cash and Cash Equivalents	$7,511,273	$6,343,445
Restricted Cash and Cash Equivalents	211,610	350,512
Total Insurance	7,722,883	6,693,957

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$17,151,790	$15,367,953

End of the Period
Asset Management and Strategic Holdings
Cash and Cash Equivalents	$9,717,261	$13,561,041
Restricted Cash and Cash Equivalents	11,116	54,489
Total Asset Management and Strategic Holdings	9,728,377	13,615,530
Insurance
Cash and Cash Equivalents	$12,767,694	$9,120,816
Restricted Cash and Cash Equivalents	144,796	150,143
Total Insurance	12,912,490	9,270,959

Cash, Cash Equivalents and Restricted Cash, End of Period	$22,640,867	$22,886,489

KKR & CO. INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(Amounts in Thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information
Payments for Interest	$2,254,076	$1,941,763
Payments for Income Taxes, Net of Refunds	$657,326	$894,707
Payments for Operating Lease Liabilities	$77,757	$48,457

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-Cash Contribution from Noncontrolling Interests	$1,443	$28,538
Non-Cash Distribution to Noncontrolling Interests	$(53,823)	$—
Non-Cash Distribution to Redeemable Noncontrolling Interests	$(11,898)	$(17,809)
Non-Cash Repayment of Debt Obligations	$—	$(100,000)
Debt Obligations – Net Gains (Losses), Translation and Other	$892,805	$(1,568,133)
Non-Cash Consideration for Arctos Acquisition	$406,304	$—
Contractholder Deposit Funds Acquired through Reinsurance Agreements	$127	$—

Change in Consolidation
Investments – Asset Management and Strategic Holdings	$(1,601,203)	$2,391,477
Other Assets	$(7,725)	$(2,147)
Debt Obligations	$(144,715)	$—
Accrued Expenses and Other Liabilities	$(3,774)	$(19)
Noncontrolling Interests	$(1,327,184)	$2,391,392
Redeemable Noncontrolling Interests	$(144,526)	$—

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
KKR & Co. Inc. is the parent company of KKR Group Co. Inc., which in turn owns KKR Group Holdings Corp., which is the general partner of KKR Group Partnership L.P. (“KKR Group Partnership“). KKR & Co. Inc. both indirectly controls KKR Group
Partnership and indirectly holds Class A partner interests in KKR Group Partnership (“KKR Group Partnership Units“)
representing economic interests in KKR's business. As of September 30, 2026, KKR & Co. Inc. held indirectly approximately
97.2% of the KKR Group Partnership Units. The remaining balance is held indirectly by KKR current and former employees through restricted holdings units representing an ownership interest in KKR Group Partnership Units, which may be exchanged for shares of common stock of KKR & Co. Inc. (“exchangeable securities“). As limited partner interests, these KKR
Group Partnership Units are non-voting and do not entitle anyone other than KKR to manage its business and affairs. KKR
Group Partnership also has outstanding limited partner interests that provide for a carry pool provided by KKR Associates
Holdings L.P. (“Associates Holdings“) and outstanding preferred units with economic terms that mirror the KKR & Co. Inc.
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
Certain prior period amounts in the accompanying notes have been reclassified to conform to the current period’s presentation, including the realignment of prior period investment categories to the current year investment category presentation within Notes 4, 7, 9, and 10. In addition, the equity-based compensation expense was previously presented by segment, and in the current period, the expense is presented by grant category, within Note 19.
For a detailed discussion about KKR’s significant accounting policies and for further information on accounting updates adopted in the prior year, see Note 2 to the financial statements in the Annual Report. Other than the items listed below, during the nine months ended September 30, 2026, there were no significant updates to KKR’s significant accounting policies.
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
Goodwill and Intangible Assets
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
KKR tests goodwill for impairment at the reporting unit level on an annual basis, or, when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill was reallocated from the asset management reporting unit to the strategic holdings reporting unit in connection with the creation of strategic holdings as a separate reporting unit. Goodwill recorded as a result of the acquisition of Global
Atlantic has been allocated to the insurance reporting unit, and goodwill recorded as a result of the acquisitions of KJRM,
Healthcare Royalty Management, LLC, Altavair, and Arctos has been allocated to the asset management reporting unit.
In the third quarter of 2026, KKR performed its annual impairment analysis for the goodwill recorded at the asset management, strategic holdings and insurance reporting units. KKR elected to perform step zero for purposes of this analysis.
Factors considered in the qualitative assessment of goodwill at each reporting unit included macroeconomic conditions, industry and market considerations, cost factors, current and projected financial performance, changes in management or strategy, and market capitalization. Based on this assessment, no goodwill impairment charges were recorded.
Indefinite-lived intangible assets
With respect to its indefinite-lived intangible assets, KKR has the option to either (i) perform a quantitative impairment test or (ii) first perform a qualitative assessment to determine whether it is more likely than not that the fair value of each intangible asset is less than its carrying amount, in which case, the quantitative test would be performed.
In the third quarter of 2026, KKR performed its annual impairment analysis on its investment management contracts recorded at its asset management business and on its insurance licenses in its insurance business, which were determined to have indefinite useful lives and are not subject to amortization. KKR elected to perform a qualitative assessment for the purposes of this analysis. Factors considered in the qualitative assessment included macroeconomic conditions, industry and market considerations, cost factors, and current and projected financial performance, and legal, regulatory, contractual, political, and business factors. Based upon this assessment, no impairment charges were recorded.
Finite-lived intangible assets
With respect to its finite-lived intangible assets, KKR performs a two-step test to assess whether events or circumstances indicate that the carrying amount of an asset is not recoverable. If such events or circumstances are present, an impairment loss is then recognized as the amount by which the carrying value of the asset exceeds its fair value.
In the third quarter of 2026, KKR performed an impairment assessment of the finite-lived intangible assets in its insurance business by evaluating current events and circumstances, including market prices, expected use and useful lives of the assets, changes in legal factors or business climate, cost factors, and operating or cash flows. Based on this assessment, no impairment charges were recorded.
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
Investment Companies with Equity Securities Subject to Contractual Sale Restrictions
In September 2026, the FASB issued ASU 2026–03, “Fair Value Measurement (Topic 820): Investment Companies with
Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2026–03”). ASU 2026–03 requires investment companies within the scope of Topic 946 to consider contractual restrictions on the sale of equity securities in the fair value measurement of those securities and to disclose the amount of the discount attributable to such contractual sale restrictions.
The update will be effective for annual periods beginning after December 15, 2027 and interim periods beginning after
December 15, 2027. KKR is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

3. REVENUES – ASSET MANAGEMENT AND STRATEGIC HOLDINGS
For the three and nine months ended September 30, 2026 and 2025, respectively, Asset Management and Strategic
Holdings revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management Fees	$780,825	$668,524	$2,370,176	$1,793,039
Fee Credits	(121,892)	(211,382)	(442,825)	(482,364)
Transaction Fees	372,164	516,783	1,120,926	1,250,321
Monitoring Fees	57,028	55,601	181,289	157,362
Incentive Fees	4,524	1,597	66,316	16,715
Expense Reimbursements	57,962	46,788	165,577	108,490
Consulting Fees	35,255	27,327	91,691	72,919
Total Fees and Other	1,185,866	1,105,238	3,553,150	2,916,482

Carried Interest	552,084	621,925	2,306,077	2,490,708
General Partner Capital Interest	23,835	16,839	134,076	217,893
Total Capital Allocation-Based Income (Loss)	575,919	638,764	2,440,153	2,708,601

Total Revenues	$1,761,785	$1,744,002	$5,993,303	$5,625,083

4. NET GAINS (LOSSES) FROM INVESTMENT ACTIVITIES – ASSET MANAGEMENT AND
STRATEGIC HOLDINGS
Net Gains (Losses) from Investment Activities in the consolidated statements of operations consist primarily of the realized and unrealized gains and losses on investments (including foreign exchange gains and losses attributable to foreign denominated investments and related activities), derivatives, and debt obligations, including those for which the fair value option has been elected. Unrealized gains or losses result from changes in the fair value of these investments, derivatives, and debt obligations during a period. Upon disposition of an investment, derivative, or debt obligation, previously recognized unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.
The following table summarizes total Net Gains (Losses) from Investment Activities:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$792,180	$(701,558)	$90,622	$356,687	$243,578	$600,265
Credit (1)	(12,866)	(123,431)	(136,297)	12,643	3,061	15,704
Investments of Consolidated CFEs (1)	(71,927)	94,583	22,656	(27,899)	(53,156)	(81,055)
Real Assets (1)	60,069	84,406	144,475	33,208	(3,247)	29,961
Other Investments (1)	52,425	(228,282)	(175,857)	(43,360)	291,214	247,854
Foreign Exchange Forward Contracts and Options (2)	7,400	(37,629)	(30,229)	(9,894)	260,138	250,244
Securities Sold Short (2)	(2,821)	3,537	716	(3,838)	(9,715)	(13,553)
Other Derivatives (2)	(8,189)	(54,898)	(63,087)	(7,509)	(3,093)	(10,602)
Debt Obligations and Other (3)	(11,120)	(71,258)	(82,378)	397	158,612	159,009
Net Gains (Losses) From Investment Activities (4)	$805,151	$(1,034,530)	$(229,379)	$310,435	$887,392	$1,197,827

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Private Equity (1)	$1,618,422	$(1,201,841)	$416,581	$1,043,330	$2,731,113	$3,774,443
Credit (1)	(50,384)	(325,041)	(375,425)	(73,497)	200,260	126,763
Investments of Consolidated CFEs (1)	(368,576)	(77,537)	(446,113)	(220,067)	(292,795)	(512,862)
Real Assets (1)	297,120	(57,566)	239,554	4,361	287,114	291,475
Other Investments (1)	131,901	(268,171)	(136,270)	(171,042)	752,565	581,523
Foreign Exchange Forward Contracts and Options (2)	(32,510)	384,617	352,107	11,719	(1,371,847)	(1,360,128)
Securities Sold Short (2)	(24,114)	12,710	(11,404)	(5,119)	(16,766)	(21,885)
Other Derivatives (2)	(24,464)	(64,494)	(88,958)	(13,831)	(5,785)	(19,616)
Debt Obligations and Other (3)	9,870	291,554	301,424	25,430	147,009	172,439
Net Gains (Losses) From Investment Activities (4)	$1,557,265	$(1,305,769)	$251,496	$601,284	$2,430,868	$3,032,152
(1)See Note 7 “Investments.”
(2)See Note 8 “Derivatives” and Note 14 “Other Assets and Accrued Expenses and Other Liabilities.”
(3)See Note 16 “Debt Obligations.”
(4)For the three and nine months ended September 30, 2026 and 2025, net gains (losses) from Equity Method investments were $(32.5) million and $221.5 million, respectively, and $382.8 million and $805.3 million, respectively.
5. NET INVESTMENT INCOME – INSURANCE
Net investment income for our Insurance segment is comprised primarily of (i) interest income, including amortization of premiums and accretion of discounts, (ii) dividend income from common and preferred stock, (iii) earnings from investments accounted for under equity method accounting, and (iv) lease income on real assets.
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed Maturity Securities	$1,732,163	$1,616,087	$5,083,920	$4,563,551
Mortgage and Other Loan Receivables	673,872	772,962	2,215,867	2,328,834
Real Assets	305,049	258,087	834,812	766,197
Short-Term and Other Investment Income	229,914	164,244	605,224	431,236
Income Assumed from Funds Withheld Receivable at Interest	15,589	24,149	49,425	56,403
Policy Loans	19,933	20,524	60,168	60,480
Income Ceded to Funds Withheld Payable at Interest	(683,663)	(640,938)	(2,074,053)	(1,896,783)
Total Investment Income (Losses)	2,292,857	2,215,115	6,775,363	6,309,918
Less Investment Expenses:
Investment Management and Administration	139,767	154,713	461,541	436,961
Real Asset Depreciation and Maintenance	47,150	63,667	118,466	186,904
Interest Expense on Derivative Collateral and Repurchase Agreements	31,799	26,956	93,029	69,648
Net Investment Income	$2,074,141	$1,969,779	$6,102,327	$5,616,405

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
receivable and payable at interest, (iv) unrealized gains (losses) from derivatives (excluding certain derivatives designated as hedge accounting instruments), and (v) allowances for credit losses, and other impairments of investments.
Net investment-related gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized Gains (Losses) on Available-For-Sale Fixed Maturity Securities	$(202,812)	$(50,492)	$(469,310)	$(1,577,554)
(Addition To) Release of Credit Loss Allowances on Available-For- Sale Securities	(45,889)	(10,641)	(121,669)	(93,933)
(Addition To) Release of Credit Loss Allowances on Mortgage and Other Loan Receivables	(67,180)	(60,074)	(280,333)	(80,273)
(Addition To) Release of Credit Loss Allowances on Unfunded Commitments	6,287	(3,647)	12,467	(1,318)
Impairment of Available-for-Sale Fixed Maturity Securities Due to Intent to Sell	—	—	(53,372)	—
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	(1,213,310)	381,315	(1,394,857)	601,424
Unrealized Gains (Losses) on Other Investments Recognized Under the Fair-Value Option and Equity Investments	(152,947)	62,059	(265,683)	63,774
Unrealized Gains (Losses) on Real Assets	12,248	31,867	6,142	45,126
Realized Gains (Losses) on Real Assets	(54,051)	362	(32,202)	17,757
Net Gains (Losses) on Derivative Instruments	1,225,272	78,082	1,931,311	(55,706)
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	119,454	(35,391)	155,292	80,417
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(11,711)	(4,004)	(15,283)	(67,488)
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	2,445	(42,550)	(86,775)	223,227
Other Realized Gains (Losses)	58,699	4,914	16,670	(839)
Net Investment-Related Gains (Losses)	$(323,495)	$351,800	$(597,602)	$(845,386)
Allowance for Credit Losses
Available-For-Sale Fixed Maturity Securities
The table below presents a roll-forward of the allowance for credit losses recognized for fixed maturity securities held by
Global Atlantic:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$105,523	$171,784	$277,307	$83,041	$186,615	$269,656
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	42,609	1,945	44,554	6,335	892	7,227
Accretion of Initial Credit Loss Allowance on PCD Securities	—	169	169	—	188	188
Reductions Due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(268)	(7,084)	(7,352)	(65)	(5,873)	(5,938)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	(286)	1,621	1,335	5,247	(1,833)	3,414
Balances Charged Off	(30,897)	—	(30,897)	(19,931)	—	(19,931)
Balance, as of End of Period	$116,681	$168,435	$285,116	$74,627	$179,989	$254,616

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Corporate	Structured	Total	Corporate	Structured	Total
Balance, as of Beginning of Period	$108,859	$179,805	$288,664	$99,616	$175,706	$275,322
Initial Credit Loss Allowance Recognized on Securities with No Previously Recognized Allowance	101,927	4,459	106,386	43,965	20,716	64,681
Accretion of Initial Credit Loss Allowance on PCD Securities	—	541	541	—	610	610
Reductions Due to Sales (or Maturities, Pay Downs or Prepayments) During the Period of Securities with a Previously Recognized Credit Loss Allowance	(10,182)	(14,939)	(25,121)	(939)	(31,368)	(32,307)
Net Additions / Reductions for Securities with a Previously Recognized Credit Loss Allowance	16,714	(1,431)	15,283	14,927	14,325	29,252
Balances Charged Off	(100,637)	—	(100,637)	(82,942)	—	(82,942)
Balance, as of End of Period	$116,681	$168,435	$285,116	$74,627	$179,989	$254,616
Mortgage and Other Loan Receivables
Changes in the allowance for credit losses on mortgage and other loan receivables held by Global Atlantic are summarized below:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$440,276	$76,557	$154,261	$671,094	$335,792	$84,594	$154,103	$574,489
Net Provision (Release)	51,392	5,260	10,528	67,180	31,494	12,859	15,721	60,074
Charge-Offs	(2,449)	(3,264)	(24,953)	(30,666)	(47)	(1,984)	(33,657)	(35,688)
Recoveries of Amounts Previously Charged-Off	—	—	6,151	6,151	—	—	5,519	5,519
Balance, as of End of Period	$489,219	$78,553	$145,987	$713,759	$367,239	$95,469	$141,686	$604,394

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total	Commercial Mortgage Loans	Residential Mortgage Loans	Consumer and Other Loan Receivables	Total
Balance, as of Beginning of Period	$407,450	$71,502	$129,542	$608,494	$326,057	$107,245	$181,106	$614,408
Net Provision (Release)	125,263	12,268	142,802	280,333	41,544	(7,809)	46,538	80,273
Charge-Offs	(44,140)	(5,217)	(145,756)	(195,113)	(362)	(3,967)	(103,815)	(108,144)
Recoveries of Amounts Previously Charged-Off	646	—	19,399	20,045	—	—	17,857	17,857
Balance, as of End of Period	$489,219	$78,553	$145,987	$713,759	$367,239	$95,469	$141,686	$604,394

Proceeds and Gross Gains and Losses from Voluntary Sales
The proceeds from voluntary sales and the gross gains and losses on those sales of available-for-sale (“AFS”) fixed maturity securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
AFS Fixed Maturity Securities:
Proceeds from Voluntary Sales	$6,477,167	$6,717,608	$22,318,606	$26,701,685
Gross Gains	$17,834	$64,750	$125,692	$103,832
Gross Losses	$(220,065)	$(108,584)	$(603,927)	$(1,626,845)
7. INVESTMENTS
Investments consist of the following:

	September 30, 2026	December 31, 2025
Asset Management and Strategic Holdings
Private Equity (1)	$53,133,296	$55,128,824
Credit	8,990,092	7,530,644
Investments of Consolidated CFEs	30,394,147	30,673,565
Real Assets	16,433,139	15,291,313
Equity Method - Capital Allocation-Based Income	12,062,986	11,842,627
Other Investments	6,759,013	7,481,332
Investments – Asset Management and Strategic Holdings (2)	$127,772,673	$127,948,305

Insurance
Fixed Maturity Securities, Available-For-Sale (3)	$89,489,638	$90,587,056
Mortgage and Other Loan Receivables	44,501,547	53,638,617
Fixed Maturity Securities, Trading (4)	26,283,428	25,233,959
Real Assets (5)(6)	15,676,298	15,030,980
Other Investments (6)(7)	6,665,025	3,542,920
Funds Withheld Receivable at Interest	2,191,680	2,324,346
Policy Loans	1,632,862	1,651,870
Investments – Insurance (8)	$186,440,478	$192,009,748

Total Investments	$314,213,151	$319,958,053
(1)On August 31, 2026, KKR announced a definitive agreement under which it will sell its interest in USI Insurance Services LLC, subject to certain closing conditions.
(2)As of September 30, 2026, and December 31, 2025, investments of $10.0 billion and $11.5 billion were accounted for using the equity method of accounting within the asset classes Private Equity, Credit, Real Assets, and Other.
(3)Amortized cost of $99.2 billion and $96.7 billion, net of credit loss allowances of $285.1 million and $288.7 million as of September 30, 2026, and
December 31, 2025, respectively.
(4)Amortized cost of $29.6 billion and $27.2 billion as of September 30, 2026, and December 31, 2025, respectively. Trading fixed maturity securities are primarily held to back funds withheld payable at interest. The investment performance on these investments is ceded to third-party reinsurers.
(5)Net of accumulated depreciation of $833.9 million and $782.2 million as of September 30, 2026, and December 31, 2025, respectively.
(6)Real assets of $1.0 billion and $1.1 billion as of September 30, 2026 and December 31, 2025, respectively, and other investments of $787.4 million and
$855.0 million as of September 30, 2026, and December 31, 2025, respectively, are accounted for using the equity method of accounting. In addition,
Global Atlantic has investments that would otherwise require the equity method of accounting for which the fair value option has been elected. The carrying amount of real assets and other investments for which the fair value option has been elected was $867.2 million and $615.9 million, respectively, as of September 30, 2026, and the carrying amount of these investments was $730.7 million and $436.3 million, respectively, as of December 31, 2025.
Global Atlantic's maximum exposure to loss related to equity method investments, including those for which fair value has been elected, is limited to the carrying value of these investments plus unfunded commitments of $401.7 million and $447.2 million as of September 30, 2026, and December 31, 2025, respectively. Real assets includes $3.2 billion of certain investments held for sale as of September 30, 2026; the estimated fair value of these assets, less costs to sell, exceeds their carrying value.
(7)Other investments include equity securities, limited partnership interests, investments in FHLB common stock, and other interests.

(8)From time to time, Global Atlantic makes investments with counterparties that are managed by or are affiliates of KKR. As of September 30, 2026, and
December 31, 2025, the carrying value reflects the elimination for the portion of applicable investments that are held in Asset Management and Strategic
Holdings consolidated investment vehicles and other entities.
As of September 30, 2026, and December 31, 2025, there were no investments which represented greater than 5% of total investments.
Fixed Maturity Securities
The cost or amortized cost and fair value for AFS fixed maturity securities were as follows:

	Cost or Amortized Cost	Allowance for Credit Losses (1)(2)	Gross Unrealized		Fair Value
As of September 30, 2026			Gains	Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$495,368	$—	$1	$(158,380)	$336,989
U.S. State, Municipal and Political Subdivisions	2,499,186	—	415	(789,898)	1,709,703
Corporate	61,595,370	(116,681)	83,110	(7,751,081)	53,810,718
Residential Mortgage-Backed Securities, or “RMBS”	13,553,154	(99,098)	55,323	(564,299)	12,945,080
Commercial Mortgage-Backed Securities, or “CMBS”	7,672,873	(59,850)	19,551	(201,761)	7,430,813
CLOs	4,128,759	(2,509)	14,106	(22,752)	4,117,604
Asset-Backed Securities, or “ABSs”	9,278,470	(6,978)	28,952	(161,713)	9,138,731
Total AFS Fixed Maturity Securities	$99,223,180	$(285,116)	$201,458	$(9,649,884)	$89,489,638
(1)Represents the cumulative amount of credit impairments that have been recognized in the consolidated statements of operations (as net investment gains (losses)) or that were recognized as a gross-up of the purchase price of PCD securities. Amount excludes unrealized losses related to non-credit impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed maturity securities of $(6.1) million.

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
impairment.
(2)Includes credit loss allowances on purchase-credit deteriorated fixed maturity securities of $(5.8) million.

The maturity distribution for AFS fixed maturity securities is as follows:

As of September 30, 2026	Cost or Amortized Cost (Net of Allowance)	Fair Value
Due in One Year or Less	$473,769	$471,576
Due After One Year Through Five Years	13,133,415	12,888,152
Due After Five Years Through Ten Years	14,399,289	13,894,600
Due After Ten Years	36,466,770	28,603,082
Subtotal	64,473,243	55,857,410
RMBS	13,454,056	12,945,080
CMBS	7,613,023	7,430,813
CLOs	4,126,250	4,117,604
ABSs and other structured securities	9,271,492	9,138,731
Total AFS Fixed Maturity Securities	$98,938,064	$89,489,638
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, or Global Atlantic may have the right to put or sell the obligations back to the issuers. Structured securities are shown separately as they have periodic payments and are not due at a single maturity.
Securities in a Continuous Unrealized Loss Position
The following tables provide information about AFS fixed maturity securities that have been continuously in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$79,088	$(4,388)	$253,717	$(153,992)	$332,805	$(158,380)
U.S. State, Municipal and Political Subdivisions	37,048	(2,219)	1,659,417	(787,679)	1,696,465	(789,898)
Corporate	31,678,414	(1,953,842)	12,482,444	(5,797,239)	44,160,858	(7,751,081)
RMBS	9,250,445	(314,968)	2,000,489	(249,331)	11,250,934	(564,299)
CMBS	2,418,681	(46,321)	991,237	(155,440)	3,409,918	(201,761)
CLOs	865,153	(7,011)	136,680	(15,741)	1,001,833	(22,752)
ABSs	5,414,719	(132,953)	430,530	(28,760)	5,845,249	(161,713)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$49,743,548	$(2,461,702)	$17,954,514	$(7,188,182)	$67,698,062	$(9,649,884)

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Fixed Maturity Securities Portfolio by Type:
U.S. Government and Agencies	$6,471	$(91)	$309,323	$(115,230)	$315,794	$(115,321)
U.S. State, Municipal and Political Subdivisions	63,324	(2,881)	2,218,719	(724,818)	2,282,043	(727,699)
Corporate	10,823,134	(318,232)	15,212,470	(5,124,875)	26,035,604	(5,443,107)
RMBS	924,438	(11,289)	2,394,460	(222,494)	3,318,898	(233,783)
CMBS	648,393	(8,421)	1,358,253	(165,241)	2,006,646	(173,662)
CLOs	445,694	(7,687)	175,420	(11,306)	621,114	(18,993)
ABSs	918,685	(8,027)	634,040	(30,007)	1,552,725	(38,034)
Total AFS Fixed Maturity Securities in a Continuous Loss Position	$13,830,139	$(356,628)	$22,302,685	$(6,393,971)	$36,132,824	$(6,750,599)
Unrealized gains and losses can be created by changing interest rates or several other factors, including changing credit spreads. Global Atlantic had gross unrealized losses on below investment grade AFS fixed maturity securities of $277.8 million and $279.7 million as of September 30, 2026, and December 31, 2025, respectively. The single largest unrealized loss on AFS fixed maturity securities was $79.7 million and $43.8 million as of September 30, 2026, and December 31, 2025, respectively.
Global Atlantic had 6,696 and 4,294 securities in an unrealized loss position as of September 30, 2026, and December 31,
2025, respectively.
As of September 30, 2026, AFS fixed maturity securities in an unrealized loss position for 12 months or more consisted of
2,533 fixed maturity securities. AFS fixed maturity securities in an unrealized loss position for 12 months or more with an allowance for credit losses had a fair value and gross unrealized losses of $1.1 billion and $130.8 million, respectively, as of
September 30, 2026. These fixed maturity securities primarily relate to Corporate, RMBS, and U.S. state, municipal and political subdivisions fixed maturity securities, which have depressed values due primarily to an increase in interest rates since the purchase of these securities. Unrealized losses were not recognized in net income on these fixed maturity securities since
Global Atlantic neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis. For securities with significant declines in value, individual security level analysis was performed utilizing underlying collateral default expectations, market data, and industry analyst reports.
Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of the following:

	September 30, 2026	December 31, 2025
Commercial Mortgage Loans	$22,064,653	$27,023,582
Residential Mortgage Loans	19,416,040	21,697,199
Consumer Loans	2,950,645	3,927,619
Other Loan Receivables(1)	783,968	1,598,711
Total Mortgage and Other Loan Receivables(2)	$45,215,306	$54,247,111
Allowance for Credit Losses(3)	(713,759)	(608,494)
Total Mortgage and Other Loan Receivables, Net of Allowance for Credit Losses	$44,501,547	$53,638,617
(1)As of September 30, 2026, other loan receivables consisted primarily of business loans, renewable energy development loans, warehouse facility loans backed by agricultural mortgages, and loans collateralized by aircraft of $320.3 million, $205.6 million, $139.6 million, and $108.5 million, respectively. As of December 31, 2025, other loan receivables consisted primarily of business loans, warehouse facility loans backed by agricultural mortgages, renewable energy development loans, loans collateralized by aircraft, and loans collateralized by residential mortgages, of $415.6 million, $368.5 million, $347.2 million, $245.7 million, and $200.2 million, respectively.
(2)Includes $12.6 billion and $11.2 billion of loans carried at fair value using the fair value option as of September 30, 2026, and December 31, 2025, respectively. These loans had unpaid principal balances of $13.0 billion and $11.3 billion as of September 30, 2026, and December 31, 2025, respectively.
(3)Includes credit loss allowances on purchase-credit deteriorated mortgage and other loan receivables of $(34.3) million and $(41.6) million as of
September 30, 2026, and December 31, 2025, respectively.
The maturity distribution for residential and commercial mortgage loans was as follows as of September 30, 2026:

Years	Residential	Commercial	Total Mortgage Loans
Remainder of 2026	$218,471	$2,245,044	$2,463,515
2027	590,202	9,219,744	9,809,946
2028	104,789	3,035,883	3,140,672
2029	3,904	2,104,407	2,108,311
2030	1,426	913,700	915,126
2031	293,178	1,571,728	1,864,906
Thereafter	18,204,070	2,974,147	21,178,217
Total	$19,416,040	$22,064,653	$41,480,693
Actual maturities could differ from contractual maturities because borrowers may have the right to prepay (with or without prepayment penalties) and loans may be refinanced.

Global Atlantic diversifies its mortgage loan portfolio by both geographic region and property type to reduce concentration risk. The following tables present the mortgage loans by geographic region and property type:

Mortgage Loans – Carrying Value by Geographic Region	September 30, 2026		December 31, 2025
South Atlantic	$11,228,211	27.1%	$12,800,157	26.3%
Pacific	10,237,102	24.7%	11,597,170	23.8%
Middle Atlantic	5,487,589	13.2%	6,366,894	13.1%
West South Central	4,782,831	11.5%	5,653,175	11.6%
Mountain	2,983,462	7.2%	4,070,774	8.4%
New England	1,658,277	4.0%	1,745,938	3.6%
East North Central	1,384,513	3.3%	1,500,393	3.1%
East South Central	945,804	2.3%	999,681	2.1%
West North Central	332,342	0.8%	429,716	0.9%
International	2,071,067	5.0%	2,647,870	5.4%
Other Regions	369,495	0.9%	909,013	1.7%
Total by Geographic Region	$41,480,693	100.0%	$48,720,781	100.0%

Mortgage Loans – Carrying Value by Property Type	September 30, 2026		December 31, 2025
Residential	$19,416,040	46.8%	$21,697,199	44.5%
Multi-Family	10,899,149	26.3%	13,168,408	27.0%
Industrial	4,521,571	10.9%	6,565,358	13.5%
Office Building	4,179,420	10.1%	4,677,864	9.6%
Other Property Types	1,502,041	3.6%	1,609,220	3.3%
Retail	846,545	2.0%	869,227	1.8%
Warehouse	115,927	0.3%	133,505	0.3%
Total by Property Type	$41,480,693	100.0%	$48,720,781	100.0%
As of September 30, 2026, and December 31, 2025, Global Atlantic had $695.6 million and $318.4 million of mortgage loans that were 90 days or more past due or are in the process of foreclosure, respectively, and have been classified as non-
income producing (i.e., in a non-accrual status). Global Atlantic ceases accrual of interest on loans that are more than 90 days past due or are in the process of foreclosure and recognizes income as cash is received.
Credit Quality Indicators
Mortgage and Consumer Loan Receivable Performance Status
The following table represents the portfolio of mortgage and consumer loan receivables by origination year and performance status as of September 30, 2026, and December 31, 2025:

	By Year of Origination
Performance Status as of September 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Nine Months Ended September 30, 2026	$—	$—	$—	$—	$—	$(44,140)	$(44,140)

Current	$374,545	$3,889,914	$3,914,161	$1,516,750	$4,236,550	$7,553,550	$21,485,470
30 to 59 Days Past Due	—	—	—	—	106,434	31,988	138,422
60 to 89 Days Past Due	—	—	—	—	—	—	—
90 Days or More Past Due or in Process of Foreclosure	—	—	—	—	—	440,761	440,761
Total Commercial Mortgage Loans	$374,545	$3,889,914	$3,914,161	$1,516,750	$4,342,984	$8,026,299	$22,064,653

	By Year of Origination
Performance Status as of September 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Residential Mortgage Loans
Gross Charge-Offs for the Nine Months Ended September 30, 2026	$—	$(276)	$(1,514)	$(1,395)	$(728)	$(1,304)	$(5,217)

Current	$1,827,416	$3,622,391	$4,701,889	$2,279,753	$2,043,161	$4,342,978	$18,817,588
30 to 59 Days Past Due	12,512	42,514	90,239	48,635	18,325	50,331	262,556
60 to 89 Days Past Due	3,324	15,613	34,216	11,805	4,071	12,009	81,038
90 Days or More Past Due or in Process of Foreclosure	542	53,531	90,230	43,195	20,500	46,860	254,858
Total Residential Mortgage Loans	$1,843,794	$3,734,049	$4,916,574	$2,383,388	$2,086,057	$4,452,178	$19,416,040
Consumer Loans
Gross Charge-Offs for the Nine Months Ended September 30, 2026	$—	$(209)	$(6,495)	$(10,723)	$(11,661)	$(60,708)	$(89,796)

Current	$—	$23,704	$241,782	$304,385	$509,611	$1,794,794	$2,874,276
30 to 59 Days Past Due	—	204	3,184	3,251	5,232	18,397	30,268
60 to 89 Days Past Due	—	143	2,553	2,702	2,607	10,483	18,488
90 Days or More Past Due or in Process of Foreclosure	—	441	4,086	4,331	6,011	12,744	27,613
Total Consumer Loans	$—	$24,492	$251,605	$314,669	$523,461	$1,836,418	$2,950,645
Total Mortgage and Consumer Loan Receivables	$2,218,339	$7,648,455	$9,082,340	$4,214,807	$6,952,502	$14,314,895	$44,431,338

	By Year of Origination
Performance Status as of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Commercial Mortgage Loans
Gross Charge-Offs for the Twelve Months Ended December 31, 2025	$—	$—	$—	$—	$(1,824)	$(9,796)	$(11,620)

Current	$3,850,935	$5,015,588	$3,215,016	$5,163,206	$5,910,951	$3,822,886	$26,978,582
30 to 59 Days Past Due	—	—	—	—	—	—	—
60 to 89 Days Past Due	—	—	—	—	—	—	—
90 Days or More Past Due or in Process of Foreclosure	—	—	—	—	—	45,000	45,000
Total Commercial Mortgage Loans	$3,850,935	$5,015,588	$3,215,016	$5,163,206	$5,910,951	$3,867,886	$27,023,582
Residential Mortgage Loans
Gross Charge-Offs for the Twelve Months Ended December 31, 2025	$—	$(1,110)	$(726)	$(1,327)	$(149)	$(4,538)	$(7,850)

Current	$4,976,510	$6,334,704	$2,981,373	$1,689,316	$3,628,245	$1,357,231	$20,967,379
30 to 59 Days Past Due	52,368	117,945	78,904	24,199	33,931	39,770	347,117
60 to 89 Days Past Due	16,725	41,610	17,482	5,624	11,971	15,877	109,289
90 Days or More Past Due or in Process of Foreclosure	7,953	112,116	47,811	30,481	42,242	32,811	273,414
Total Residential Mortgage Loans	$5,053,556	$6,606,375	$3,125,570	$1,749,620	$3,716,389	$1,445,689	$21,697,199

	By Year of Origination
Performance Status as of December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Consumer Loans
Gross Charge-Offs for the Twelve Months Ended December 31, 2025	$(120)	$(7,198)	$(14,431)	$(18,485)	$(55,133)	$(41,338)	$(136,705)

Current	$31,390	$355,050	$385,236	$617,583	$1,123,889	$1,311,315	$3,824,463
30 to 59 Days Past Due	150	3,493	3,993	4,870	15,929	16,500	44,935
60 to 89 Days Past Due	117	2,318	3,035	3,583	8,398	9,477	26,928
90 Days or More Past Due or in Process of Foreclosure	160	3,107	3,965	6,419	8,050	9,592	31,293
Total Consumer Loans	$31,817	$363,968	$396,229	$632,455	$1,156,266	$1,346,884	$3,927,619
Total Mortgage and Consumer Loan Receivables	$8,936,308	$11,985,931	$6,736,815	$7,545,281	$10,783,606	$6,660,459	$52,648,400
Loan-to-Value Ratio on Mortgage Loans
The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. The following table summarizes Global Atlantic's loan-to-value ratios for its commercial mortgage loans as of September 30, 2026, and December 31, 2025:

Loan-to-Value as of September 30, 2026, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2026	$374,545	$—	$—	$374,545
2025	3,805,730	84,184	—	3,889,914
2024	3,914,161	—	—	3,914,161
2023	1,516,750	—	—	1,516,750
2022	3,814,538	333,197	195,249	4,342,984
2021	3,351,262	1,022,070	221,169	4,594,501
Prior	2,971,296	67,544	392,958	3,431,798
Total Commercial Mortgage Loans	$19,748,282	$1,506,995	$809,376	$22,064,653

Loan-to-Value as of December 31, 2025, by Year of Origination	Carrying Value Loan-to-Value 70% and Less	Carrying Value Loan-to-Value 71% - 90%	Carrying Value Loan-to-Value Over 90%	Total Carrying Value
2025	$3,662,392	$188,543	$—	$3,850,935
2024	4,865,317	150,271	—	5,015,588
2023	3,215,016	—	—	3,215,016
2022	4,719,340	408,918	34,948	5,163,206
2021	4,427,697	1,285,014	198,240	5,910,951
2020	376,593	89,762	34,974	501,329
Prior	3,057,650	83,147	225,760	3,366,557
Total Commercial Mortgage Loans	$24,324,005	$2,205,655	$493,922	$27,023,582
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
The weighted average loan-to-value ratio for Global Atlantic's residential mortgage loans was 62% and 64% as of
September 30, 2026, and December 31, 2025, respectively.

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
The tables below present the carrying value of loans to borrowers experiencing financial difficulty, for which modifications have been granted during the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$—	$194,882	$81,959	$276,841	1.25%
Residential Mortgage Loans	481	—	—	2,592	3,073	0.02%
Consumer Loans	4,844	31	8,975	3,598	17,448	0.59%
Total(2)	$5,325	$31	$203,857	$88,149	$297,362
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Excludes loans that were modified during the year, but were repaid in full by year end.

Nine Months Ended September 30, 2025 by Loan Type	Deferral of Amounts Due	Interest Rate Relief	Maturity Extension	Combination(1)	Total	Percentage of Total Carrying Value Outstanding
Commercial Mortgage Loans	$—	$190,374	$38,019	$68,859	$297,252	1.18%
Residential Mortgage Loans	443	—	—	2,385	2,828	0.01%
Consumer Loans	6,705	431	17,460	19,675	44,271	1.06%
Total(2)	$7,148	$190,805	$55,479	$90,919	$344,351
(1)Includes modifications involving a combination of deferral of amounts due, interest rate relief, or maturity extension.
(2)Excludes loans that were modified during the year, but were repaid in full by year end.
All of the commercial mortgage loans that had a combination of modifications had both interest rate relief and maturity extensions. For commercial mortgage loans granted interest rate relief, this relief may involve a change from a floating rate to fixed, a decrease in fixed rate, or a decrease in spread. Interest rate relief provided during the nine months ended
September 30, 2026 and 2025, was at a weighted average rate of 7.7% and 4.2%, respectively. The maturity extensions for commercial mortgage loans added a weighted-average of 1.3 years and 1.9 years to the life of the loans, for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, Global Atlantic has commitments to lend additional funds of $84.1 million for the modified commercial mortgage loans disclosed above.
The table below presents the performance status of the loans modified during the twelve months ended September 30,
2026:

Performance Status as of September 30, 2026 by Loan Type	Current	30-59 Days Past Due		60-89 Days Past Due		90 Days or More Past Due or in Process of Foreclosure	Total
Commercial Mortgage Loans	$146,263	$—		$—		$130,578	$276,841
Residential Mortgage Loans	2,207	982		765		134	4,088
Consumer Loans	15,803	3,992		1,395		813	22,003
Total(1)	$164,273	$4,974	$—	$2,160	0	$131,525	$302,932
(1)Loans may have been modified more than once during the twelve months period; in this circumstance, the loan is only included once in this table.
Modified loans that were subsequently repaid are excluded.

Repurchase Agreement Transactions
As of September 30, 2026, and December 31, 2025, Global Atlantic participated in repurchase agreements with a notional value of $589.4 million and $663.8 million, respectively. As collateral for these transactions, Global Atlantic typically posts AFS fixed maturity securities and/or mortgage and other loan receivables, which are included in Insurance – Investments in the consolidated statements of financial condition. The gross obligation for repurchase agreements is reported in Other Liabilities in the consolidated statements of financial condition.
The carrying value of assets pledged for repurchase agreements by type of collateral and remaining contractual maturity of the repurchase agreements as of September 30, 2026, and December 31, 2025 is presented in the following tables:

As of September 30, 2026	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$11,870	$266,848	$339,243	$617,961
Total Assets Pledged	$—	$11,870	$266,848	$339,243	$617,961

As of December 31, 2025	Overnight	<30 Days	30 - 90 Days	> 90 Days	Total
Residential Mortgage Loans	$—	$8,631	$312,404	$390,974	$712,009
Total Assets Pledged	$—	$8,631	$312,404	$390,974	$712,009
Other Pledges and Restrictions
Certain Global Atlantic subsidiaries are members of regional banks in the Federal Home Loan Banks (“FHLB”) system and such membership requires the members to own stock in these FHLBs. Global Atlantic owns an aggregate of $153.9 million and
$122.0 million (accounted for at cost basis) of stock in FHLBs as of September 30, 2026, and December 31, 2025, respectively.
In addition, Global Atlantic insurance company subsidiaries have entered into funding agreements with the FHLB, which require that Global Atlantic pledge eligible assets, such as fixed maturity securities and mortgage loans, as collateral. Assets pledged as collateral for these funding agreements had a carrying value of $9.6 billion and $7.1 billion as of September 30,
2026, and December 31, 2025, respectively.
The capital stock of one of Global Atlantic’s equity method investments has been pledged as collateral security for the due payment and performance of the debt obligations of the investee. Global Atlantic’s investment subject to this pledge had a carrying value of $829.7 million and $873.6 million as of September 30, 2026, and December 31, 2025, respectively.
Insurance – Statutory Deposits
As of September 30, 2026, and December 31, 2025, the carrying value of the assets on deposit with various state and U.S.
governmental authorities were $134.4 million and $145.1 million, respectively.
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
The restricted cash which was held in connection with open derivative transactions with exchange brokers was $31.1 million and $49.9 million as of September 30, 2026, and December 31, 2025, respectively.
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

The fair value and notional value of the derivative assets and liabilities were as follows:

As of September 30, 2026	A s o f	Notional Value	Derivative Assets	Derivative Liabilities
Asset Management and Strategic Holdings
Foreign Exchange Contracts and Options		$24,010,767	$204,672	$677,233
Other Derivatives		2,761,224	20,294	61,738
Total Asset Management and Strategic Holdings		$26,771,991	$224,966	$738,971

Insurance
Derivatives Designated as Hedge Accounting Instruments:
Interest Rate Contracts		$12,100,684	$—	$658,744
Foreign Currency Contracts		12,317,312	103,680	159,957
Total Derivatives Designated as Hedge Accounting Instruments		$24,417,996	$103,680	$818,701
Derivatives Not Designated as Hedge Accounting Instruments:
Equity Market Contracts		$43,370,892	$2,991,714	$117,936
Interest Rate Contracts		14,619,962	44,745	770,713
Foreign Currency Contracts		8,097,674	142,253	186,398
Other Contracts		2,645	13,780	—
Total Derivatives Not Designated as Hedge Accounting Instruments		$66,091,173	$3,192,492	$1,075,047
Counterparty Netting(2)		—	(758,261)	(758,261)
Cash Collateral		—	(2,275,045)	(82,600)
Total Insurance(1)		$90,509,169	$262,866	$1,052,887

Fair Value Included Within Total Assets and Liabilities		$117,281,160	$487,832	$1,791,858
(1)Excludes embedded derivatives. The fair value of these embedded derivatives related to assets was $72.8 million and the fair value of these embedded derivatives related to liabilities was $4.6 billion as of September 30, 2026.
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
The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the foreign exchange derivative contracts related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the foreign exchange derivative contracts. The amortized cost of the AFS fixed maturity securities in qualifying foreign exchange fair value hedges was $6.3 billion and $3.7 billion as of September 30, 2026, and December 31, 2025, respectively.
Global Atlantic has designated foreign exchange swaps to hedge the foreign currency risk associated with certain policy liabilities in fair value hedges. Changes in the fair value of the hedged policy liabilities due to changes in spot exchange rates are recognized in earnings and are offset by the earnings impact of the spot changes of the foreign exchange swaps, both of which are recognized within net policy benefits and claims. The effectiveness of these hedges is assessed using the spot method. Changes in the fair value of the foreign exchange swaps related to changes in the spot-forward difference are excluded from the assessment of hedge effectiveness and are deferred in AOCI and recognized in earnings using a systematic and rational method over the life of the foreign exchange swaps. The carrying value of the policy liabilities in qualifying foreign exchange fair value hedges was $1.6 billion and nil as of September 30, 2026, and December 31, 2025, respectively.
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

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)	Carrying Amount of Hedged Liabilities	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Liabilities(1)
Debt	$3,428,106	$(268,980)	$3,572,318	$(123,471)
Policy Liabilities	3,812,287	(217,564)	3,647,117	(99,239)
(1)Includes $128.5 million and $154.6 million of hedging adjustments on discontinued hedging relationships as of September 30, 2026, and December 31,
2025, respectively.
Cash Flow Hedges
Global Atlantic has designated bond forwards to hedge the interest rate risk associated with the planned purchase of AFS fixed maturity securities in cash flow hedges. These arrangements are hedging purchases through December 2036, and are expected to affect earnings until 2057. Regression analysis is used to assess the effectiveness of these hedges.
As of September 30, 2026, and December 31, 2025, there was a cumulative gain (loss) of $(245.7) million and $(213.9)
million, respectively, on the currently designated bond forwards recorded in accumulated other comprehensive income (loss).
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
As of September 30, 2026, and December 31, 2025, there was a cumulative gain (loss) of $(74.3) million and $(22.3)
million on the currently designated interest rate swaps recorded in accumulated other comprehensive income (loss),

respectively. Amounts deferred in accumulated other comprehensive gain (loss) are reclassified to net investment income in the same period during which the hedged investments affect earnings.
Global Atlantic has designated foreign exchange swaps to hedge the foreign exchange risk associated with certain policy liabilities in cash flow hedges. The critical terms of the swaps match those of the hedged liabilities, such that the respective hedging relationship is expected to be perfectly effective (pursuant to ASC 815-20-25-84).
As of September 30, 2026, there was a cumulative gain (loss) of $38.4 million on the currently designated foreign exchange swaps recorded in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss are reclassified to net policy benefits and claims in the same period during which the hedged policy liabilities affect earnings due to changes in spot foreign exchange rates. The amount reclassified from accumulated other comprehensive loss for the swap designated in the hedge comprises changes in its fair value due to changes in spot exchange rates and an allocated portion of its initial spot-forward difference.
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
Changes in the fair value of the swaps are recognized in other comprehensive income, consistent with the translation adjustment for the hedged investment. The component comprising the difference between forward rates and spot rates is amortized to net investment income over the life of the swaps. As of September 30, 2026, and December 31, 2025, the cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income related to net investment hedges was $(13.6) million and $(14.1) million, respectively.
Derivative Results
The following table presents the financial statement classification and amount of gains (losses) recognized on derivative instruments and related hedged items, where applicable. None of the Asset Management and Strategic Holdings derivatives are designated as hedge accounting instruments. The table below includes only derivatives held by Global Atlantic.

	Three Months Ended September 30, 2026
	Net Investment- Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(99,034)	$(102,525)	$—
Foreign Currency Contracts	49,850	7,985	(5,866)	—	(88,837)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$49,850	$7,985	$(104,900)	$(102,525)	$(88,837)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$99,034	$102,525	$—
Foreign Currency Contracts	(57,823)	—	5,866	—	—
Total Gains (Losses) on Hedged Items	$(57,823)	$—	$104,900	$102,525	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$5,854	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$5,854	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$(2,119)	$7,985	$—	$—	$(88,837)
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$(14,964)	$—	$24,785
Interest Rate Contracts	—	(7,515)	—	—	(110,236)
Total Gains (Losses) on Cash Flow Hedges	$—	$(7,515)	$(14,964)	$—	$(85,451)
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$789	$—	$—	$(5,010)
Total Gains (Losses) on Net Investment Hedges	$—	$789	$—	$—	$(5,010)
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives – Funds Withheld Receivable	$(14,957)	$—	$—	$—	$—
Embedded Derivatives – Funds Withheld Payable	1,518,304	—	—	—	—
Equity Index Options	200,072	—	—	—	—
Equity Futures Contracts	8,105	—	—	—	—
Interest Rate Contracts	(481,117)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	(3,016)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$1,227,391	$—	$—	$—	$—
Total	$1,225,272	$1,259	$(14,964)	$—	$(179,298)

	Three Months Ended September 30, 2025
	Net Investment- Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(4,146)	$(4,407)	$—
Foreign Currency Contracts	18,422	1,479	—	—	4,995
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$18,422	$1,479	$(4,146)	$(4,407)	$4,995
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$4,146	$4,407	$—
Foreign Currency Contracts	(13,557)	—	—	—	—
Total Gains (Losses) on Hedged Items	$(13,557)	$—	$4,146	$4,407	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$4,269	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$4,269	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$9,134	$1,479	$—	$—	$4,995
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$(22,180)	$—	$984
Interest Rate Contracts	$—	$(2,304)	$—	$—	$40,440
Total Gains (Losses) on Cash Flow Hedges	$—	$(2,304)	$(22,180)	$—	$41,424
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$781	$—	$—	$14,659
Total Gains (Losses) on Net Investment Hedges	$—	$781	$—	$—	$14,659
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives – Funds Withheld Receivable	$(30,797)	$—	$—	$—	$—
Embedded Derivatives – Funds Withheld Payable	(453,627)	—	—	—	—
Equity Index Options	466,343	—	—	—	—
Equity Futures Contracts	(39,386)	—	—	—	—
Interest Rate Contracts	30,581	—	—	—	—
Foreign Exchange and Other Derivative Contracts	95,834	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$68,948	$—	$—	$—	$—
Total	$78,082	$(44)	$(22,180)	$—	$61,078

	Nine Months Ended September 30, 2026
	Net Investment- Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$(148,528)	$(172,748)	$—
Foreign Currency Contracts	192,805	16,882	(12,838)	—	(169,068)
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$192,805	$16,882	$(161,366)	$(172,748)	$(169,068)
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$148,528	$172,748	$—
Foreign Currency Contracts	(190,127)	—	12,838	—	—
Total Gains (Losses) on Hedged Items	$(190,127)	$—	$161,366	$172,748	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$18,609	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$18,609	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$21,287	$16,882	$—	$—	$(169,068)
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$(81,105)	$—	$38,416
Interest Rate Contracts	—	(16,718)	—	—	(83,778)
Total Gains (Losses) on Cash Flow Hedges	$—	$(16,718)	$(81,105)	$—	$(45,362)
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$1,976	$—	$—	$570
Total Gains (Losses) on Net Investment Hedges	$—	$1,976	$—	$—	$570
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives – Funds Withheld Receivable	$(6,053)	$—	$—	$—	$—
Embedded Derivatives – Funds Withheld Payable	1,634,915	—	—	—	—
Equity Index Options	841,931	—	—	—	—
Equity Futures Contracts	(44,924)	—	—	—	—
Interest Rate Contracts	(639,052)	—	—	—	—
Foreign Exchange and Other Derivative Contracts	123,207	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$1,910,024	$—	$—	$—	$—
Total	$1,931,311	$2,140	$(81,105)	$—	$(213,860)

	Nine Months Ended September 30, 2025
	Net Investment- Related Gains (Losses)	Net Investment Income	Net Policy Benefits and Claims	Interest Expense	Change in AOCI
Derivatives Designated as Hedge Accounting Instruments:
Fair Value Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments:
Interest Rate Contracts	$—	$—	$27,364	$77,167	$—
Foreign Currency Contracts	(267,159)	3,038	—	—	17,331
Total Gains (Losses) on Derivatives Designated as Hedge Instruments	$(267,159)	$3,038	$27,364	$77,167	$17,331
Gains (Losses) on Hedged Items:
Interest Rate Contracts	$—	$—	$(27,364)	$(77,167)	$—
Foreign Currency Contracts	261,744	—	—	—	—
Total Gains (Losses) on Hedged Items	$261,744	$—	$(27,364)	$(77,167)	$—
Amortization for Gains (Losses) Excluded from Assessment of Effectiveness:
Foreign Currency Contracts	$16,600	$—	$—	$—	$—
Total Amortization for Gains (Losses) Excluded from Assessment of Effectiveness	$16,600	$—	$—	$—	$—
Total Gains (Losses) on Fair Value Hedges, Net of Hedged Items	$11,185	$3,038	$—	$—	$17,331
Cash Flow Hedges
Foreign Currency Contracts	$—	$—	$(11,981)	$—	$(9,547)
Interest Rate Contracts	$—	$(4,248)	$—	$—	$97,322
Total Gains (Losses) on Cash Flow Hedges	$—	$(4,248)	$(11,981)	$—	$87,775
Net Investment Hedges
Gains (Losses) on Derivatives Designated as Hedge Instruments	$—	$1,622	$—	$—	$5,382
Total Gains (Losses) on Net Investment Hedges	$—	$1,622	$—	$—	$5,382
Derivatives Not Designated as Hedge Accounting Instruments:
Insurance
Embedded Derivatives – Funds Withheld Receivable	$(38,612)	$—	$—	$—	$—
Embedded Derivatives – Funds Withheld Payable	(652,789)	—	—	—	—
Equity Index Options	760,717	—	—	—	—
Equity Futures Contracts	(45,502)	—	—	—	—
Interest Rate Contracts	136,767	—	—	—	—
Foreign Exchange and Other Derivative Contracts	(227,472)	—	—	—	—
Total Gains (Losses) on Derivatives Not Designated as Hedge Accounting Instruments from Insurance Activities	$(66,891)	$—	$—	$—	$—
Total	$(55,706)	$412	$(11,981)	$—	$110,488
Collateral
The amount of Global Atlantic's net derivative assets and liabilities after consideration of collateral received or pledged were as follows:

As of September 30, 2026	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$3,296,172	$(3,033,306)	$262,866	$(566,244)	$(303,378)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,893,748	$(840,861)	$1,052,887	$1,372,875	$(319,988)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.

As of December 31, 2025	Gross Amount Recognized	Gross Amounts Offset in the Statements of Financial Condition(1)	Net Amounts Presented in the Statements of Financial Condition	Collateral (Received) / Pledged	Net Amount After Collateral
Derivative Assets (Excluding Embedded Derivatives)	$3,129,309	$(2,823,287)	$306,022	$(511,452)	$(205,430)
Derivative Liabilities (Excluding Embedded Derivatives)	$1,098,773	$(662,528)	$436,245	$723,701	$(287,456)
(1)Represents netting of derivative exposures covered by qualifying master netting agreements.
9. FAIR VALUE MEASUREMENTS
The following tables summarize the valuation of assets and liabilities measured and reported at fair value by the fair value hierarchy. Investments classified as Equity Method – Other, for which the fair value option has not been elected, and Equity
Method – Capital Allocation-Based Income have been excluded from the tables below.
Assets, at fair value:

	September 30, 2026
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$1,132,857	$64,954	$45,468,924		$46,666,735
Credit	—	4,186,490	4,540,206		8,726,696
Investments of Consolidated CFEs	—	30,394,147	—		30,394,147
Real Assets	75,078	14,182	14,586,163		14,675,423
Other Investments	168,737	1,727	4,541,021		4,711,485
Total Investments (2)(3)	$1,376,672	$34,661,500	$69,136,314		$105,174,486

Foreign Exchange Contracts and Options	—	204,672	—		204,672
Other Derivatives	403	19,891	—		20,294
Total Assets at Fair Value – Asset Management and Strategic Holdings	$1,377,075	$34,886,063	$69,136,314		$105,399,452
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$336,989	$—		$336,989
U.S. State, Municipal and Political Subdivisions	—	1,709,703	—		1,709,703
Corporate	—	35,882,025	17,928,693		53,810,718
Structured Securities	—	27,244,347	6,387,881		33,632,228
Total AFS Fixed Maturity Securities	$—	$65,173,064	$24,316,574		$89,489,638
Trading Fixed Maturity Securities	$—	$20,718,928	$5,564,500		$26,283,428
Mortgage and Other Loan Receivables	—	—	12,630,802		12,630,802
Real Assets	—	—	8,824,535	(1)	8,824,535
Other Investments	2,092,497	644,446	2,451,089	(1)	5,188,032
Funds Withheld Receivable at Interest	—	—	72,805		72,805
Reinsurance Recoverable	—	—	863,109		863,109
Derivative Assets (4)	14	262,852	—		262,866
Separate Account Assets	3,664,835	—	—		3,664,835
Total Assets at Fair Value – Insurance	$5,757,346	$86,799,290	$54,723,414		$147,280,050

Total Assets at Fair Value	$7,134,421	$121,685,353	$123,859,728		$252,679,502

	December 31, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Private Equity	$1,129,094	$331,151	$48,038,163		$49,498,408
Credit	—	3,237,077	4,192,312		7,429,389
Investments of Consolidated CFEs	—	30,673,565	—		30,673,565
Real Assets	102,510	24,262	13,577,003		13,703,775
Other Investments	93,243	2,246	5,180,933		5,276,422
Total Investments (2)(3)	$1,324,847	$34,268,301	$70,988,411		$106,581,559

Foreign Exchange Contracts and Options	—	179,920	—		179,920
Other Derivatives	36	9,869	—		9,905
Total Assets at Fair Value – Asset Management and Strategic Holdings	$1,324,883	$34,458,090	$70,988,411		$106,771,384
Insurance
AFS Fixed Maturity Securities:
U.S. Government and Agencies	$—	$411,070	$—		$411,070
U.S. State, Municipal and Political Subdivisions	—	2,447,994	—		2,447,994
Corporate	—	38,840,214	14,664,089		53,504,303
Structured Securities	—	30,005,461	4,218,228		34,223,689
Total AFS Fixed Maturity Securities	$—	$71,704,739	$18,882,317		$90,587,056
Trading Fixed Maturity Securities	$—	$21,798,167	$3,435,792		$25,233,959
Mortgage and Other Loan Receivables	—	—	11,154,547		11,154,547
Real Assets	—	—	8,696,775	(1)	8,696,775
Other Investments	1,035,470	524,740	472,456	(1)	2,032,666
Funds Withheld Receivable at Interest	—	—	78,858		78,858
Reinsurance Recoverable	—	—	934,105		934,105
Derivative Assets (4)	586	305,437	—		306,023
Separate Account Assets	3,841,403	—	—		3,841,403
Total Assets at Fair Value – Insurance	$4,877,459	$94,333,083	$43,654,850		$142,865,392

Total Assets at Fair Value	$6,202,342	$128,791,173	$114,643,261		$249,636,776
(1)Real assets and other investments excluded from the fair value hierarchy table include certain funds for which fair value is measured at net asset value per share as a practical expedient. As of September 30, 2026, and December 31, 2025, the fair value of these real assets were $16.9 million and $25.3 million, respectively, and other investments were $289.7 million and $334.7 million, respectively. These fund investments have strategies primarily focused on real assets (primarily real estate) or other investments and are subject to certain restrictions on redemption. As of both September 30, 2026, and
December 31, 2025, there were $1.3 million of unfunded commitments associated with real assets, and as of September 30, 2026, and December 31,
2025, there were $1.3 million and $5.0 million associated with these other investments, respectively.
(2)Certain investments that are measured at fair value using NAV as a practical expedient under ASC 820 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the
Consolidated Statements of Financial Condition. As of September 30, 2026, and December 31, 2025, the fair value of these assets is $3.4 billion and $0.4 billion, respectively.
(3)As of September 30, 2026, and December 31, 2025, the fair value of Equity Method investments is $1.0 billion and $2.3 billion, respectively.
(4)Represented net of derivative exposures covered by qualifying master netting agreements.
Liabilities, at fair value:

	September 30, 2026
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$124,514	$—	$—		$124,514
Foreign Exchange Contracts and Options	—	677,233	—		677,233
Unfunded Revolver Commitments	—	—	100,677	(1)	100,677
Other Derivatives	—	61,738	—		61,738
Debt Obligations of Consolidated CFEs	—	30,124,191	—		30,124,191
Total Liabilities at Fair Value – Asset Management and Strategic Holdings	$124,514	$30,863,162	$100,677		$31,088,353

	September 30, 2026
	Level I	Level II	Level III		Total

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,509,137	(3)	$1,509,137
Closed Block Policy Liabilities	—	—	908,720		908,720
Funds Withheld Payable at Interest	—	—	(3,910,769)		(3,910,769)
Other Contracts	—	—	—		—
Derivative Instruments Payable (2)	455	1,052,432	—		1,052,887
Reinsurance liabilities	—	—	—		—
Embedded Derivative – Interest-Sensitive Life Products	—	—	480,497		480,497
Embedded Derivative – Annuity Products	—	—	7,998,461		7,998,461
Total Liabilities at Fair Value – Insurance	$455	$1,052,432	$6,986,046		$8,038,933

Total Liabilities at Fair Value	$124,969	$31,915,594	$7,086,723		$39,127,286

	December 31, 2025
	Level I	Level II	Level III		Total
Asset Management and Strategic Holdings
Securities Sold Short	$134,669	$—	$—		$134,669
Foreign Exchange Contracts and Options	—	1,034,543	—		1,034,543
Unfunded Revolver Commitments	—	—	93,289	(1)	93,289
Debt Obligations of Consolidated CFEs	—	30,227,885	—		30,227,885
Total Liabilities at Fair Value – Asset Management and Strategic Holdings	$134,669	$31,262,428	$93,289		$31,490,386

Insurance
Policy Liabilities (Including Market Risk Benefits)	$—	$—	$1,608,580	(3)	$1,608,580
Closed Block Policy Liabilities	—	—	983,855		983,855
Funds Withheld Payable at Interest	—	—	(2,275,854)		(2,275,854)
Derivative Instruments Payable (2)	918	435,327	—		436,245
Embedded Derivative – Interest-Sensitive Life Products	—	—	485,025		485,025
Embedded Derivative – Annuity Products	—	—	7,355,480		7,355,480
Total Liabilities at Fair Value – Insurance	$918	$435,327	$8,157,086		$8,593,331

Total Liabilities at Fair Value	$135,587	$31,697,755	$8,250,375		$40,083,717
(1)These unfunded revolver commitments are valued using the same valuation methodologies as KKR's Level III credit investments.
(2)Represented net of derivative exposures covered by qualifying master netting agreements.
(3)Includes market risk benefit of $1.3 billion as of both September 30, 2026, and December 31, 2025, respectively.

The following tables summarize changes in assets and liabilities measured and reported at fair value for which Level III inputs have been used to determine fair value for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30, 2026
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Issuances/ Sales/ Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$45,784,716	$—	$—	$—	$(637,000)	$321,208	$—	$45,468,924	$316,972	$—
Credit	4,537,444	—	—	(2,503)	101,108	(95,843)	—	4,540,206	(95,845)	—
Real Assets	13,111,551	—	—	—	1,428,519	46,093	—	14,586,163	45,638	—
Other Investments	4,892,585	—	—	—	(368,791)	17,227	—	4,541,021	(7,465)	—
Total Assets – Asset Management and Strategic Holdings (1)	$68,326,296	$—	$—	$(2,503)	$523,836	$288,685	$—	$69,136,314	$259,300	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$15,987,284	$—	$59,484	$—	$2,043,083	$(66,816)	$(94,342)	$17,928,693	$—	$(83,890)
Structured Securities	5,125,675	—	525,420	—	797,565	(1,451)	(59,328)	6,387,881	—	(66,951)
Total AFS Fixed Maturity Securities	$21,112,959	$—	$584,904	$—	$2,840,648	$(68,267)	$(153,670)	$24,316,574	$—	$(150,841)
Trading Fixed Maturity Securities	4,458,735	—	209,045	—	972,182	(75,462)	—	5,564,500	(81,348)	—
Mortgage and Other Loan Receivables	12,605,425	—	—	—	85,517	(60,140)	—	12,630,802	(23,971)	—
Real Assets	8,812,716	—	—	—	(18,285)	30,104	—	8,824,535	(449)	—
Other Investments	2,431,479	—	—	(13,128)	14,627	18,111	—	2,451,089	(18,973)	—
Funds Withheld Receivable at Interest	87,762	—	—	—	—	(14,957)	—	72,805	—	—
Reinsurance Recoverable	898,337	—	—	—	534	(35,762)	—	863,109	—	—
Total Assets – Insurance	$50,407,413	$—	$793,949	$(13,128)	$3,895,223	$(206,373)	$(153,670)	$54,723,414	$(124,741)	$(150,841)

Total	$118,733,709	$—	$793,949	$(15,631)	$4,419,059	$82,312	$(153,670)	$123,859,728	$134,559	$(150,841)

	Nine Months Ended September 30, 2026
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Issuances/ Sales/ Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$48,038,163	$—	$—	$(1,497,983)	$(915,067)	$(156,189)	$—	$45,468,924	$(151,963)	$—
Credit	4,192,312	(1,601,203)	912,606	(121,781)	1,484,419	(326,147)	—	4,540,206	(312,778)	—
Real Assets	13,577,003	—	—	—	862,380	146,780	—	14,586,163	146,432	—
Other Investments	5,180,933	—	—	—	(527,762)	(112,150)	—	4,541,021	(130,028)	—
Total Assets – Asset Management and Strategic Holdings (1)	$70,988,411	$(1,601,203)	$912,606	$(1,619,764)	$903,970	$(447,706)	$—	$69,136,314	$(448,337)	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$14,664,089	$—	$127,472	$(51,378)	3,638,001	$(148,149)	$(301,342)	$17,928,693	$—	$(258,213)
Structured Securities	4,218,228	—	525,420	—	1,745,302	9,326	(110,395)	6,387,881	—	(121,195)
Total AFS Fixed Maturity Securities	$18,882,317	$—	$652,892	$(51,378)	$5,383,303	$(138,823)	$(411,737)	$24,316,574	$—	$(379,408)
Trading Fixed Maturity Securities	3,435,792	—	212,756	—	2,056,540	(140,588)	—	5,564,500	(169,913)	—
Mortgage and Other Loan Receivables	11,154,547	—	—	—	1,649,535	(173,280)	—	12,630,802	(183,640)	—
Real Assets	8,696,775	—	—	—	83,835	43,925	—	8,824,535	7,609	—
Other Investments	472,456	—	—	(13,128)	2,054,993	(63,232)	—	2,451,089	13,647	—
Funds Withheld Receivable at Interest	78,858	—	—	—	—	(6,053)	—	72,805	—	—
Reinsurance Recoverable	934,105	—	—	—	(4,438)	(66,558)	—	863,109	—	—
Total Assets – Insurance	$43,654,850	$—	$865,648	$(64,506)	$11,223,768	$(544,609)	$(411,737)	$54,723,414	$(332,297)	$(379,408)

Total	$114,643,261	$(1,601,203)	$1,778,254	$(1,684,270)	$12,127,738	$(992,315)	$(411,737)	$123,859,728	$(780,634)	$(379,408)

	Three Months Ended September 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Issuances/ Sales/ Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$40,511,158	$—	$—	$(14,136)	$453,206	$528,116	$—	$41,478,344	$554,153	$—
Credit	4,345,324	—	48,211	—	(305,453)	(19,677)	—	4,068,405	(20,682)	—
Real Assets	13,051,692	—	—	—	573,037	(23,990)	—	13,600,739	(22,799)	—
Other Investments	5,089,235	—	—	—	34,963	86,771	—	5,210,969	61,132	—
Total Assets - Asset Management and Strategic Holdings	$62,997,409	$—	$48,211	$(14,136)	$755,753	$571,220	$—	$64,358,457	$571,804	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$11,517,266	$—	$32,142	$(3,450)	$1,044,952	$(23,755)	$70,705	$12,637,860	$—	$71,990
Structured Securities	2,888,312	—	8,594	(76,262)	804,908	10,743	38,745	3,675,040	—	36,336
Total AFS Fixed Maturity Securities	$14,405,578	$—	$40,736	$(79,712)	$1,849,860	$(13,012)	$109,450	$16,312,900	$—	$108,326
Trading Fixed Maturity Securities	$2,709,473	$—	$—	$(26,183)	$349,719	$27,301	$—	$3,060,310	$24,519	$—
Mortgage and Other Loan Receivables	4,946,666	—	—	—	1,893,920	73,095	—	6,913,681	60,916	—
Real Assets	8,516,372	—	—	—	92,211	41,812	—	8,650,395	4,213	—
Other Investments	105,969	—	—	—	351,004	57,606	—	514,579	62,594	—
Funds Withheld Receivable at Interest	118,072	—	—	—	—	(30,797)	—	87,275	—	—
Reinsurance Recoverable	935,444	—	—	—	510	1,830	—	937,784	—	—
Total Assets - Insurance	$31,737,574	$—	$40,736	$(105,895)	$4,537,224	$157,835	$109,450	$36,476,924	$152,242	$108,326

Total	$94,734,983	$—	$88,947	$(120,031)	$5,292,977	$729,055	$109,450	$100,835,381	$724,046	$108,326

	Nine Months Ended September 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Issuances/ Sales/ Settlements	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date	Changes in Net Unrealized Gains (Losses) Included in OCI related to Level III Assets and Liabilities still held as of the Reporting Date
Assets
Asset Management and Strategic Holdings
Private Equity	$34,452,417	$2,267,409	$—	$(14,136)	$1,694,769	$3,077,885	$—	$41,478,344	$2,995,745	$—
Credit	4,805,417	—	48,211	—	(791,154)	5,931	—	4,068,405	37,318	—
Real Assets	12,589,245	—	—	—	663,476	348,018	—	13,600,739	379,656	—
Other Investments	4,860,219	—	29,648	(24,594)	78,945	266,751	—	5,210,969	257,742	—
Total Assets - Asset Management and Strategic Holdings	$56,707,298	$2,267,409	$77,859	$(38,730)	$1,646,036	$3,698,585	$—	$64,358,457	$3,670,461	$—

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$9,354,150	$—	$366,857	$(8,653)	$2,712,086	$148,303	$65,117	$12,637,860	$—	$28,683
Structured Securities	2,308,644	—	8,594	(79,817)	1,371,649	19,658	46,312	3,675,040	—	39,730
Total AFS Fixed Maturity Securities	$11,662,794	$—	$375,451	$(88,470)	$4,083,735	$167,961	$111,429	$16,312,900	$—	$68,413
Trading Fixed Maturity Securities	2,081,507	—	102,821	(26,817)	966,358	(63,559)	—	3,060,310	(59,320)	—
Mortgage and Other Loan Receivables	1,611,109	—	—	—	5,165,400	137,172	—	6,913,681	92,026	—
Real Assets	8,121,139	—	—	—	450,290	78,966	—	8,650,395	68,337	—
Other Investments	103,823	—	—	—	365,259	45,497	—	514,579	26,046	—
Funds Withheld Receivable at Interest	125,887	—	—	—	—	(38,612)	—	87,275	—	—
Reinsurance Recoverable	940,731	—	—	—	(4,576)	1,629	—	937,784	—	—
Total Assets - Insurance	$24,646,990	$—	$478,272	$(115,287)	$11,026,466	$329,054	$111,429	$36,476,924	$127,089	$68,413

Total	$81,354,288	$2,267,409	$556,131	$(154,017)	$12,672,502	$4,027,639	$111,429	$100,835,381	$3,797,550	$68,413
(1)As of September 30, 2026, and December 31, 2025, the fair value of Equity Method investments is $0.9 billion and $2.1 billion, respectively.

	Three Months Ended September 30, 2026					Three Months Ended September 30, 2025
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$3,477	$—	$(640,477)	$—	$(637,000)	$1,256,042	$—	$(802,836)	$—	$453,206
Credit	176,383	—	(98,628)	23,353	101,108	217,147	—	(472,103)	(50,497)	(305,453)
Real Assets	1,710,596	—	(280,998)	(1,079)	1,428,519	762,792	—	(189,755)	—	573,037
Other Investments	32,194	—	(307,726)	(93,259)	(368,791)	215,438	—	(165,044)	(15,431)	34,963
Total Assets – Asset Management and Strategic Holdings	$1,922,650	$—	$(1,327,829)	$(70,985)	$523,836	$2,451,419	$—	$(1,629,738)	$(65,928)	$755,753

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$2,533,594	$—	$(72,943)	$(417,568)	$2,043,083	$1,977,362	$—	$(686,920)	$(245,490)	$1,044,952
Structured Securities	1,040,103	—	(43,676)	(198,862)	797,565	1,202,934	—	(2,900)	(395,126)	804,908
Total AFS Fixed Maturity Securities	$3,573,697	$—	$(116,619)	$(616,430)	$2,840,648	$3,180,296	$—	$(689,820)	$(640,616)	$1,849,860
Trading Fixed Maturity Securities	1,108,994	—	(25,553)	(111,259)	972,182	$458,252	$—	$(44)	$(108,489)	$349,719
Mortgage and Other Loan Receivables	1,743,328	—	(1,338,233)	(319,578)	85,517	3,008,847	—	(990,173)	(124,754)	1,893,920
Real Assets	98,454	—	(116,739)	—	(18,285)	105,735	—	(13,524)	—	92,211
Other Investments	496,218	—	(15,630)	(465,961)	14,627	351,004	—	—	—	351,004
Reinsurance Recoverable	—	534	—	—	534	—	—	—	510	510
Total Assets – Insurance	$7,020,691	$534	$(1,612,774)	$(1,513,228)	$3,895,223	$7,104,134	$—	$(1,693,561)	$(873,349)	$4,537,224

Total	$8,943,341	$534	$(2,940,603)	$(1,584,213)	$4,419,059	$9,555,553	$—	$(3,323,299)	$(939,277)	$5,292,977

	Nine Months Ended September 30, 2026					Nine Months Ended September 30, 2025
	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements	Purchases	Issuances	Sales	Settlements	Net Purchases/ Issuances/ Sales/ Settlements
Assets
Asset Management and Strategic Holdings
Private Equity	$119,741	$—	$(1,034,808)	$—	$(915,067)	$2,879,679	$—	$(1,184,910)	$—	$1,694,769
Credit	2,067,608	—	(641,747)	58,558	1,484,419	834,742	—	(1,420,388)	(205,508)	(791,154)
Real Assets	1,969,271	—	(1,105,679)	(1,212)	862,380	1,063,436	—	(399,960)	—	663,476
Other Investments	334,907	—	(769,500)	(93,169)	(527,762)	512,991	—	(393,580)	(40,466)	78,945
Total Assets – Asset Management and Strategic Holdings	$4,491,527	$—	$(3,551,734)	$(35,823)	$903,970	$5,290,848	$—	$(3,398,838)	$(245,974)	$1,646,036

Insurance
AFS Fixed Maturity Securities:
Corporate Fixed Maturity Securities	$6,095,342	$—	$(330,034)	$(2,127,307)	$3,638,001	$5,103,610	$—	$(945,198)	$(1,446,326)	$2,712,086
Structured Securities	2,705,930	—	(56,991)	(903,637)	1,745,302	2,181,504	—	(68,814)	(741,041)	1,371,649
Total AFS Fixed Maturity Securities	$8,801,272	$—	$(387,025)	$(3,030,944)	$5,383,303	$7,285,114	$—	$(1,014,012)	$(2,187,367)	$4,083,735
Trading Fixed Maturity Securities	2,971,900	—	(66,932)	(848,428)	2,056,540	$1,553,801	$—	$(371,872)	$(215,571)	$966,358
Mortgage and Other Loan Receivables	8,101,604	—	(4,794,310)	(1,657,759)	1,649,535	7,485,655	—	(2,076,768)	(243,487)	5,165,400
Real Assets	322,837	—	(178,298)	(60,704)	83,835	482,780	—	(32,490)	—	450,290
Other Investments	2,230,718	—	(132,212)	(43,513)	2,054,993	394,805	—	(29,546)	—	365,259
Reinsurance Recoverable	—	—	—	(4,438)	(4,438)	—	—	—	(4,576)	(4,576)
Total Assets – Insurance	$22,428,331	$—	$(5,558,777)	$(5,645,786)	$11,223,768	$17,202,155	$—	$(3,524,688)	$(2,651,001)	$11,026,466

Total	$26,919,858	$—	$(9,110,511)	$(5,681,609)	$12,127,738	$22,493,003	$—	$(6,923,526)	$(2,896,975)	$12,672,502

	Three Months Ended September 30, 2026
	Balance, Beg. of Period	Transfers In / (Out) – Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Sales/ Settlements/ Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$98,247	$—	$—	$—	$—	$2,430	$—	$100,677	$2,430
Total Liabilities – Asset Management and Strategic Holdings	$98,247	$—	$—	$—	$—	$2,430	$—	$100,677	$2,430

Insurance
Policy Liabilities	$1,705,040	$—	$—	$—	$42,096	$(184,069)	$(53,930)	$1,509,137	$—
Closed Block Policy Liabilities	947,267	—	—	—	(24,954)	(13,283)	(310)	908,720	—
Funds Withheld Payable at Interest	(2,392,465)	—	—	—	—	(1,518,304)	—	(3,910,769)	—
Embedded Derivative – Interest- Sensitive Life Products	497,455	—	—	—	(29,555)	12,597	—	480,497	—
Embedded Derivative – Annuity Products	7,968,063	—	—	—	86,060	(55,662)	—	7,998,461	—
Total Liabilities – Insurance	$8,725,360	$—	$—	$—	$73,647	$(1,758,721)	$(54,240)	$6,986,046	$—

Total	$8,823,607	$—	$—	$—	$73,647	$(1,756,291)	$(54,240)	$7,086,723	$2,430

	Nine Months Ended September 30, 2026
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Sales/ Settlements/ Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$93,289	$—	$—	$—	$—	$7,388	$—	$100,677	$7,388
Total Liabilities – Asset Management and Strategic Holdings	$93,289	$—	$—	$—	$—	$7,388	$—	$100,677	$7,388

Insurance
Policy Liabilities	$1,608,580	$—	$—	$—	$99,137	$(142,552)	$(56,028)	$1,509,137	$—
Closed Block Policy Liabilities	983,855	—	—	—	(48,193)	(26,242)	(700)	908,720	—
Funds Withheld Payable at Interest	(2,275,854)	—	—	—	—	(1,634,915)	—	(3,910,769)	—
Embedded Derivative – Interest- Sensitive Life Products	485,025	—	—	—	(73,366)	68,838	—	480,497	—
Embedded Derivative – Annuity Products	7,355,480	—	—	—	102,614	540,367	—	7,998,461	—
Total Liabilities – Insurance	$8,157,086	$—	$—	$—	$80,192	$(1,194,504)	$(56,728)	$6,986,046	$—

Total	$8,250,375	$—	$—	$—	$80,192	$(1,187,116)	$(56,728)	$7,086,723	$7,388

	Three Months Ended September 30, 2025
	Balance, Beg. of Period	Transfers In / (Out) - Changes in Consolidation	Transfers In	Transfers Out	Net Purchases/ Sales/ Settlements/ Issuances	Net Unrealized and Realized Gains (Losses)	Change in OCI	Balance, End of Period	Changes in Net Unrealized Gains (Losses) Included in Earnings related to Level III Assets and Liabilities still held as of the Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$98,523	$—	$—	$—	$—	$7,447	$—	$105,970	$7,447
Total Liabilities - Asset Management and Strategic Holdings	$98,523	$—	$—	$—	$—	$7,447	$—	$105,970	$7,447

Insurance
Policy Liabilities	$1,497,255	$—	$—	$—	$25,585	$5,191	$39,352	$1,567,383	$—
Closed Block Policy Liabilities	983,915	—	—	—	8,026	(1,336)	(1,823)	988,782	—
Funds Withheld Payable at Interest	(2,598,382)	—	—	—	—	453,627	—	(2,144,755)	—
Embedded Derivative – Interest- Sensitive Life Products	476,654	—	—	—	(38,720)	43,572	—	481,506	—
Embedded Derivative – Annuity Products	6,420,201	—	—	—	168,647	504,735	—	7,093,583	—
Total Liabilities - Insurance	$6,779,643	$—	$—	$—	$163,538	$1,005,789	$37,529	$7,986,499	$—

Total	$6,878,166	$—	$—	$—	$163,538	$1,013,236	$37,529	$8,092,469	$7,447

	Nine Months Ended September 30, 2025
	Balance, Beg. Of Period	Transfers In / (Out) - Changes In Consolidation	Transfers In	Transfers Out	Net Purchases/ sales/ settlements/ issuances	Net Unrealized And Realized Gains (Losses)	Change in OCI	Balance, End Of Period	Changes In Net Unrealized Gains (Losses) Included In Earnings Related To Level Iii Assets And Liabilities Still Held As Of The Reporting Date
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$96,848	$—	$—	$—	$—	$9,122	$—	$105,970	$9,122
Total Liabilities - Asset Management and Strategic Holdings	$96,848	$—	$—	$—	$—	$9,122	$—	$105,970	$9,122

Insurance
Policy Liabilities	$1,279,794	$—	$—	$—	$67,715	$167,822	$52,052	$1,567,383	$—
Closed Block Policy Liabilities	988,320	—	—	—	4,638	(2,061)	(2,115)	988,782	—
Funds Withheld Payable at Interest	(2,797,544)	—	—	—	—	652,789	—	(2,144,755)	—
Embedded Derivative – Interest- Sensitive Life Products	491,818	—	—	—	(101,260)	90,948	—	481,506	—
Embedded Derivative – Annuity Products	5,481,063	—	—	—	605,263	1,007,257	—	7,093,583	—
Total Liabilities - Insurance	$5,443,451	$—	$—	$—	$576,356	$1,916,755	$49,937	$7,986,499	$—

Total	$5,540,299	$—	$—	$—	$576,356	$1,925,877	$49,937	$8,092,469	$9,122

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Issuances	Settlements	Net Issuances/ Settlements	Issuances	Settlements	Net Issuances/ settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—	$—	$—	$—
Total Liabilities – Asset Management and Strategic Holdings	$—	$—	$—	$—	$—	$—

Insurance
Policy Liabilities	$48,337	$(6,241)	$42,096	$29,851	$(4,266)	$25,585
Closed Block Policy Liabilities	—	(24,954)	(24,954)	4,638	3,388	8,026
Embedded Derivative – Interest-Sensitive Life Products	—	(29,555)	(29,555)	—	(38,720)	(38,720)
Embedded Derivative – Annuity Products	222,897	(136,837)	86,060	265,088	(96,441)	168,647
Total Liabilities – Insurance	$271,234	$(197,587)	$73,647	$299,577	$(136,039)	$163,538

Total	$271,234	$(197,587)	$73,647	$299,577	$(136,039)	$163,538

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Issuances	Settlements	Net Issuances/ Settlements	Issuances	Settlements	Net Issuances/ Settlements
Liabilities
Asset Management and Strategic Holdings
Unfunded Revolver Commitments	$—	$—	$—	$—	$—	$—
Total Liabilities – Asset Management and Strategic Holdings	$—	$—	$—	$—	$—	$—

Insurance
Policy Liabilities	$116,163	$(17,026)	$99,137	$80,114	$(12,399)	$67,715
Closed Block Policy Liabilities	—	(48,193)	(48,193)	4,638	—	4,638
Embedded Derivative – Interest-Sensitive Life Products	—	(73,366)	(73,366)	—	(101,260)	(101,260)
Embedded Derivative – Annuity Products	521,196	(418,582)	102,614	858,663	(253,400)	605,263
Total Liabilities – Insurance	$637,359	$(557,167)	$80,192	$943,415	$(367,059)	$576,356

Total	$637,359	$(557,167)	$80,192	$943,415	$(367,059)	$576,356

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
The following table presents additional information about valuation methodologies and significant unobservable inputs used for the consolidated financial assets and liabilities that are measured and reported at fair value and categorized within
Level III as of September 30, 2026. Because input information includes only those items for which information is reasonably available, balances shown below may not equal total amounts reported for such Level III assets and liabilities:

Level III Assets	Fair Value September 30, 2026	Valuation Methodologies & Inputs	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact To Valuation From An Increase In Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Private Equity	$45,468,924	Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	29.5%	0.0% - 100.0%	(4)
			Weight Ascribed to Discounted Cash Flow	53.1%	0.0% - 75.0%	(5)
			Weight Ascribed to Transaction Price/Other	17.4%	0.0% - 100.0%	(6)

		Market comparables	Enterprise Value/LTM EBITDA Multiple	16.9x	8.1x - 26.2x	Increase
			Enterprise Value/Forward EBITDA Multiple	15.4x	5.5x - 23.2x	Increase
		Discounted cash flow	Discount Rate	11.7%	7.1% - 20.2%	Decrease
			Enterprise Value/EBITDA Exit Multiple	14.9x	8.3x - 23.3x	Increase

Credit	$4,540,206		Yield Analysis	Yield	11.5%	2.9% - 31.8%	Decrease
				Net Leverage	6.1x	0.58x -18.39x	Decrease
				EBITDA Multiple	8.1x	5.25x - 21.50x	Increase

Real Assets	$14,586,163
			Inputs to market comparables, discounted cash flow, direct income capitalization and transaction price	Weight Ascribed to Direct Income Capitalization	6.8%	0.0% - 100.0%	(7)
				Weight Ascribed to Discounted Cash Flow	83.4%	0.0% - 100.0%	(5)
				Weight Ascribed to Market Comparables/ Other	9.8%	0.0% - 100.0%	(4) (6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	4.1x	4.1x - 4.1x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.0x	3.9x - 20.5x	Increase
			Direct income capitalization	Current Capitalization Rate	5.2%	2.5% - 9.1%	Decrease
			Discounted cash flow	Exit Capitalization Rate	5.7%	3.1% - 8.2%	Decrease
				Unlevered Discount Rate	7.3%	2.8% - 10.2%	Decrease
				Discount rate	11.3%	8.7% - 15.0%	Decrease
				Enterprise Value/EBITDA Exit Multiple	15.4x	13.7x - 22.0x	Increase

Other Investments	$4,541,021	(8)	Inputs to market comparables, discounted cash flow and transaction price	Weight Ascribed to Market Comparables	30.8%	0.0% - 100.0%	(4)
				Weight Ascribed to Discounted Cash Flow	59.8%	0.0% - 100.0%	(5)
				Weight Ascribed to Transaction Price	9.4%	0.0% - 100.0%	(6)
			Market comparables	Enterprise Value/LTM EBITDA Multiple	10.7x	2.8x - 18.0x	Increase
				Enterprise Value/Forward EBITDA Multiple	9.6x	2.8x - 13.5x	Increase
			Discounted cash flow	Discount Rate	13.2%	7.0% - 26.7%	Decrease
				Enterprise Value/EBITDA Exit Multiple	12.9x	8.3x - 17.5x	Increase

INSURANCE(9)

Corporate Fixed Maturity Securities	$21,857,025		Discounted cash flow	Discount Spread	2.6%	0.2% - 5.1%	Decrease

Structured Securities	$8,024,049		Discounted cash flow	Discount Spread	2.5%	1.3% - 5.0%	Decrease

Mortgage and Other Loan Receivables	$12,630,802		Discounted cash flow	Discount Spread	2.5%	0.6% - 4.5%	Decrease

Real Assets	$8,824,535		Discounted cash flow	Discount Rate	7.4%	6.5% - 8.1%	Decrease
				Terminal Capitalization Rate	6.2%	5.4% - 7.2%	Decrease

Reinsurance Recoverable	$863,109		Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.4	The average expense assumption is between $8.2 and $78.00 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
				Cost of Capital	9.7%	3.7% - 13.8%	Increase
			Discounted cash flow	Mortality Rate	6.0%		Increase
				Surrender Rate	1.4%		Increase
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

Level III Liabilities	Fair Value September 30, 2026	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact To Valuation From An Increase In Input (3)

ASSET MANAGEMENT AND STRATEGIC HOLDINGS

Unfunded Revolver Commitments	$100,677	Yield Analysis	Discount Rate	12.1%	5.8% - 17.5%	Decrease

INSURANCE(4)

Policy Liabilities	$1,509,137	Policy liabilities under fair value option:
		Present value of best estimate liability cash flows. Unobservable inputs include a market participant view of the risk margin included in the discount rate which reflects the variability of the cash flows.	Risk Margin Rate	0.7%	0.6% - 0.9%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender and mortality.	Surrender Rate	6.6%	4.8% - 7.8%	Decrease
			Mortality Rate	5.0%	3.6% - 9.1%	Increase
		Market risk benefit:
		Fair value using a non-option and option valuation approach	Instrument-specific Credit Risk (10 and 30 Year)		0.7% / 0.7%	Decrease
		Policyholder behavior is also a significant unobservable input, including lapse, surrender, and mortality.	Mortality Rate	2.5%	0.5% - 28.1%	Decrease
			Surrender Rate	4.1%	0.1% - 46.8%	Decrease

Level III Liabilities	Fair Value September 30, 2026	Valuation Methodologies	Unobservable Input(s) (1)	Weighted Average (2)	Range	Impact To Valuation From An Increase In Input (3)
Closed Block Policy Liabilities	$908,720	Present value of expenses paid from the open block plus the cost of capital held in support of the liabilities.	Expense Assumption	$17.4	The average expense assumption is between $8.2 and $78.0 per policy, increased by inflation. The annual inflation rate was increased by 2.5%.	Increase
			Instrument-Specific Credit Risk	0.6%	0.5% - 0.7%	Decrease
		Unobservable inputs are a market participant’s view of the expenses, a risk margin on the uncertainty of the level of expenses and a cost of capital on the capital held in support of the liabilities.	Expense Risk Margin	9.4%		Decrease
			Cost of Capital	9.7%	3.7% - 13.8%	Increase
		Discounted cash flow	Mortality Rate	6.0%		Increase
			Surrender Rate	1.4%		Increase

Embedded Derivative – Interest-Sensitive Life Products	$480,497	Policy persistency is a significant unobservable input.	Lapse Rate	3.6%		Decrease
			Mortality Rate	1.0%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption	3.6%		Increase
			Instrument-Specific Credit Risk	0.6%	0.5% - 0.7%	Decrease

Embedded Derivative – Annuity Products	$7,998,461	Policyholder behavior is a significant unobservable input, including utilization and lapse.	Utilization:
			Fixed-Indexed Annuity	95.6%		Increase
			Surrender Rate:
			Retail FIA	14.2%		Increase
			Institutional FIA	23.9%		Decrease
			Mortality Rate:
			Retail FIA	2.8%		Decrease
			Institutional FIA	1.8%		Decrease
		Future costs for options used to hedge the contract obligations	Option Budget Assumption:
			Retail FIA	3.1%		Increase
			Institutional FIA	3.9%		Increase
			Instrument-Specific Credit Risk	0.6%	0.5% - 0.7%	Decrease
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
The following tables present carrying amounts and fair values of the Insurance segment’s financial instruments which are not carried at fair value as of September 30, 2026, and December 31, 2025:

		Fair Value Hierarchy
As of September 30, 2026	Carrying Value	Level I	Level II	Level III		Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$31,870,745	$—	$—	$30,994,781		$30,994,781
Policy Loans	1,632,862	—	—	1,522,878		1,522,878
FHLB Common Stock and Other Investments	198,152	—	—	198,152		198,152
Funds Withheld Receivables at Interest	2,118,875	—	2,118,875	—		2,118,875
Cash and Cash Equivalents	12,767,694	12,767,694	—	—		12,767,694
Restricted Cash and Cash Equivalents	144,796	144,796	—	—		144,796
Total Financial Assets	$48,733,124	$12,912,490	$2,118,875	$32,715,811		$47,747,176
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$67,261,322	$—	$52,058,144	$13,507,732		$65,565,876
Funds Withheld Payables at Interest	52,710,238	—	52,710,238	—		52,710,238
Debt Obligations	3,727,561	—	—	3,503,037		3,503,037
Securities Sold Under Agreements to Repurchase	589,560	—	589,560	—		589,560
Total Financial Liabilities	$124,288,681	$—	$105,357,942	$17,010,769	$—	$122,368,711

		Fair Value Hierarchy
As of December 31, 2025	Carrying Value	Level I	Level II	Level III	Fair Value
($ in thousands)
Financial Assets:
Insurance
Mortgage and Other Loan Receivables	$42,484,070	$—	$—	$41,892,590	$41,892,590
Policy Loans	1,651,870	—	—	1,622,702	1,622,702
FHLB Common Stock and Other Investments	165,117	—	—	165,117	165,117
Funds Withheld Receivables at Interest	2,245,488	—	2,245,488	—	2,245,488
Cash and Cash Equivalents	7,511,273	7,511,273	—	—	7,511,273
Restricted Cash and Cash Equivalents	211,610	211,610	—	—	211,610
Total Financial Assets	$54,269,428	$7,722,883	$2,245,488	$43,680,409	$53,648,780
Financial Liabilities:
Insurance
Policy Liabilities – Policyholder Account Balances	$66,755,852	$—	$53,979,665	$12,388,101	$66,367,766
Funds Withheld Payables at Interest	49,098,598	—	49,098,598	—	49,098,598
Debt Obligations	3,820,407	—	—	3,886,916	3,886,916
Securities Sold Under Agreements to Repurchase	664,249	—	664,249	—	664,249
Total Financial Liabilities	$120,339,106	$—	$103,742,512	$16,275,017	$120,017,529

10. FAIR VALUE OPTION
The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30, 2026	December 31, 2025
Assets
Asset Management and Strategic Holdings
Credit	$1,390,426	$456,999
Investments of Consolidated CFEs	30,394,147	30,673,565
Real Assets	139,944	163,839
Private Equity	849,594	1,145,721
Other Investments	359,682	100,075
Total Asset Management and Strategic Holdings (1)	$33,133,793	$32,540,199
Insurance
Fixed Maturity Securities	$995,590	$458,463
Mortgage and Other Loan Receivables	12,630,802	11,154,547
Real Assets	867,164	730,721
Other Investments	992,891	717,107
Reinsurance Recoverable	863,109	934,105
Total Insurance	$16,349,556	$13,994,943

Total Assets	$49,483,349	$46,535,142

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$30,124,191	$30,227,885
Total Asset Management and Strategic Holdings	$30,124,191	$30,227,885
Insurance
Policy Liabilities	$1,105,966	$1,242,659
Total Insurance	$1,105,966	$1,242,659

Total Liabilities	$31,230,157	$31,470,544
(1)As of September 30, 2026, and December 31, 2025, the fair value of Equity Method investments was $1.2 billion and $1.3 billion, respectively.

The following table presents the net realized and unrealized gains (losses) on financial instruments for which the fair value option was elected:

	Three Months Ended September 30, 2026					Three Months Ended September 30, 2025
	Net Realized Gains (Losses)		Net Unrealized Gains (Losses)		Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets (1)
Asset Management and Strategic Holdings
Credit	$(13,377)		$7,332		$(6,045)	$3,249	$1,794	$5,043
Investments of Consolidated CFEs	(71,927)		94,583		22,656	(27,899)	(53,156)	(81,055)
Real Assets	—		(642)		(642)	(122)	6,219	6,097
Private Equity	(156)		(12,306)		(12,462)	18,224	(31,693)	(13,469)
Other Investments	(23)		3,547		3,524	—	195	195
Total Asset Management and Strategic Holdings	$(85,483)		$92,514		$7,031	$(6,548)	$(76,641)	$(83,189)
Insurance
Fixed Maturity Securities	$11		$46,645		$46,656	$4	$(7,486)	$(7,482)
Mortgage and Other Loan Receivables	$7,542		$(71,693)		$(64,151)	$—	$61,701	$61,701
Real Assets	—		(2,180)		(2,180)	—	4,080	4,080
Other Investments	93		(60,396)		(60,303)	—	(8,143)	(8,143)
Total Insurance	$7,646	0	$(87,624)	0	$(79,978)	$4	$50,152	$50,156

Total Assets	$(77,837)	0	$4,890		$(72,947)	$(6,544)	$(26,489)	$(33,033)

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(2,273)		$(92,545)		$(94,818)	$(4,301)	$74,456	$70,155
Total Asset Management and Strategic Holdings	$(2,273)		$(92,545)		$(94,818)	$(4,301)	$74,456	$70,155
Insurance
Policy Liabilities	$—		$30,683		$30,683	$—	$6,809	$6,809
Total Insurance	$—		$30,683		$30,683	$—	$6,809	$6,809

Total Liabilities	$(2,273)		$(61,862)		$(64,135)	$(4,301)	$81,265	$76,964

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Net Realized Gains (Losses)		Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Assets (1)
Asset Management and Strategic Holdings
Credit	$(25,629)	0	$(44,669)	$(70,298)	$3,976	$8,622	$12,598
Investments of Consolidated CFEs	(368,576)		(77,537)	(446,113)	(220,067)	(292,795)	(512,862)
Real Assets	(642)		(8,504)	(9,146)	696	18,556	19,252
Private Equity	43,849		(68,338)	(24,489)	52,209	(34,716)	17,493
Other Investments	52		(8,133)	(8,081)	6,866	(11,398)	(4,532)
Total Asset Management and Strategic Holdings	$(350,946)		$(207,181)	$(558,127)	$(156,320)	$(311,731)	$(468,051)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Total
Insurance
Fixed Maturity Securities	$(45,944)	$65,417	$19,473	$4	$(82,242)	$(82,238)
Mortgage and Other Loan Receivables	26,841	(184,776)	(157,935)	—	100,501	100,501
Real Assets	—	(1,005)	(1,005)	—	2,938	2,938
Other Investments	(53,968)	(12,471)	(66,439)	—	(42,923)	(42,923)
Total Insurance	$(73,071)	$(132,835)	$(205,906)	$4	$(21,726)	$(21,722)

Total Assets	$(424,017)	$(340,016)	$(764,033)	$(156,316)	$(333,457)	$(489,773)

Liabilities
Asset Management and Strategic Holdings
Debt Obligations of Consolidated CFEs	$(3,717)	$191,991	$188,274	$(8,246)	$347,077	$338,831
Total Asset Management and Strategic Holdings	$(3,717)	$191,991	$188,274	$(8,246)	$347,077	$338,831
Insurance
Policy Liabilities	$—	$65,607	$65,607	$—	$9,910	$9,910
Total Insurance	$—	$65,607	$65,607	$—	$9,910	$9,910

Total Liabilities	$(3,717)	$257,598	$253,881	$(8,246)	$356,987	$348,741
(1)As of September 30, 2026, and December 31, 2025, the net gains (losses) of Equity Method investments was $(26.2) million and $41.7 million, respectively.

11. INSURANCE INTANGIBLE ASSETS AND LIABILITIES
The following reflects the reconciliation of the components of insurance intangible assets to the total balance reported in the consolidated statements of financial condition as of September 30, 2026, and December 31, 2025:

	September 30,	December 31,
	2026	2025
Deferred Acquisition Costs, or “DAC”	$2,698,607	$2,366,589
Value of Business Acquired	1,019,366	1,080,641
Cost-of-Reinsurance Intangibles	2,300,780	2,308,106
Deferred Sales Inducements	147,958	149,892
Total Insurance Intangible Assets	$6,166,711	$5,905,228
Deferred Acquisition Costs
The following tables reflect the deferred acquisition costs roll-forward by product category for the nine months ended
September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$489,964	$1,053,389	$130,430	$692,806	$2,366,589
Capitalizations	70,731	292,391	4,374	258,189	625,685
Amortization Expense	(95,079)	(140,866)	(6,699)	(51,023)	(293,667)
Balance, as of the End of the Period	$465,616	$1,204,914	$128,105	$899,972	$2,698,607

	Nine Months Ended September 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Other	Total
Balance, as of the Beginning of the Period	$463,393	$787,585	$131,143	$348,955	$1,731,076
Capitalizations	133,575	300,860	6,368	292,155	732,958
Amortization Expense	(92,966)	(107,745)	(6,365)	(32,168)	(239,244)
Balance, as of the End of the Period	$504,002	$980,700	$131,146	$608,942	$2,224,790
Value of Business Acquired
The following tables reflect the value of business acquired, or “VOBA” asset roll-forward by product category for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$37,763	$535,523	$236,567	$204,956	$65,832	$1,080,641
Amortization Expense	(2,483)	(30,651)	(9,247)	(14,530)	(4,364)	(61,275)
Balance, as of the End of the Period	$35,280	$504,872	$227,320	$190,426	$61,468	$1,019,366

	Nine Months Ended September 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$41,235	$578,162	$249,412	$224,347	$72,037	$1,165,193
Amortization Expense	(2,630)	(32,138)	(9,683)	(14,810)	(4,693)	(63,954)
Balance, as of the End of the Period	$38,605	$546,024	$239,729	$209,537	$67,344	$1,101,239

The following tables reflect the negative value of business acquired, or “negative VOBA” liability roll-forward by product category for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$31,939	$52,940	$358,128	$78,313	$157,112	$678,432
Amortization Expense	(5,689)	(11,944)	(20,868)	(5,716)	(8,890)	(53,107)
Balance, as of the End of the Period	$26,250	$40,996	$337,260	$72,597	$148,222	$625,325

	Nine Months Ended September 30, 2025
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Variable Annuities	Other	Total
Balance, as of the Beginning of the Period	$44,432	$75,255	$391,816	$85,182	$169,623	$766,308
Amortization Expense	(10,093)	(17,457)	(22,414)	(4,914)	(9,458)	(64,336)
Balance, as of the End of the Period	$34,339	$57,798	$369,402	$80,268	$160,165	$701,972
Deferred Sales Inducements
The following tables reflect the deferred sales inducements roll-forward by product category for the nine months ended
September 30, 2026:

Nine Months Ended September 30, 2026
Fixed Indexed Annuities
Balance, as of the Beginning of the Period	$149,891
Capitalizations	18,225
Amortization Expense	(20,158)
Balance, as of the End of the Period	$147,958
Unearned Revenue Reserves and Unearned Front-End Loads
The following tables reflect unearned revenue reserves and unearned front-end loads liability roll-forward by product category for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	Preneed
Balance, as of the Beginning of the Period	$279,210	$230,790
Deferral	25,229	52,114
Amortized to Income during the Period	(18,263)	(15,221)
Balance, as of the End of the Period	$286,176	$267,683
Significant inputs, judgments, assumptions for DAC and related amortization amounts
Global Atlantic considers surrender rates, mortality rates, and other relevant policy decrements in determining the expected life of the contract; Global Atlantic reviews these assumptions at least annually, and more frequently if necessary.
As a part of Global Atlantic's annual assumption review for the nine months ended September 30, 2026 and 2025, Global
Atlantic concluded that there was no material change in relevant inputs, judgments, or assumptions requiring an update of the amortization rate for DAC and related amortization amounts based on review of actual experience.

12. REINSURANCE
Global Atlantic maintains a number of reinsurance treaties with third parties whereby Global Atlantic assumes annuity and life policies on a coinsurance, modified coinsurance or funds withheld basis. Global Atlantic also maintains other reinsurance treaties including the cession of certain annuity, life and health policies.
The effects of all reinsurance agreements on the consolidated statements of financial condition were as follows:

	September 30, 2026	December 31, 2025
Policy Liabilities:
Direct	$101,271,100	$97,358,820
Assumed	105,116,929	108,199,907
Total Policy Liabilities	206,388,029	205,558,727
Ceded(1)	(50,335,186)	(47,727,495)
Net Policy Liabilities	$156,052,843	$157,831,232
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
modified coinsurance transactions. The following shows the amortized cost basis of Global Atlantic’s reinsurance recoverable and funds withheld receivable at interest by credit quality indicator and any associated credit enhancements Global Atlantic has obtained to mitigate counterparty credit risk:

	As of September 30, 2026			As of December 31, 2025
A.M. Best Rating(1)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)	Reinsurance Recoverable and Funds Withheld Receivable at Interest	Credit Enhancements(2)	Net Reinsurance Credit Exposure(3)
A++	$373,308	$—	$373,308	$77,376	$—	$77,376
A+	2,074,646	—	2,074,646	2,106,064	—	2,106,064
A	1,443,838	—	1,443,838	1,551,142	—	1,551,142
A-	3,338,938	2,881,758	457,180	3,633,569	3,182,815	450,754
B++	805	—	805	1,552	—	1,552
Not Rated or Private Rating(4)	45,918,970	45,917,711	1,259	42,977,248	43,639,929	—
Total	$53,150,505	$48,799,469	$4,351,036	$50,346,951	$46,822,744	$4,186,888
(1)Ratings are periodically updated (at least annually) as A.M. Best issues new ratings.
(2)Credit enhancements primarily include funds withheld payable at interest.
(3)Includes credit loss allowance of $23.0 million and $25.6 million as of September 30, 2026, and December 31, 2025, respectively, held against reinsurance recoverable and funds withheld receivable at interest.
(4)Includes $45.9 billion and $43.0 billion as of September 30, 2026, and December 31, 2025, respectively, associated with cessions to certain sponsored investment vehicles that participate in qualifying institutional and individual market activities sourced by Global Atlantic.
As of September 30, 2026, and December 31, 2025, Global Atlantic had $2.2 billion and $2.3 billion, respectively, of funds withheld receivable at interest with six counterparties related to modified coinsurance and funds withheld contracts. The assets supporting the funds withheld receivable at interest balance are held in trusts for the benefit of Global Atlantic.

The effects of reinsurance on the consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Premiums:
Direct	$346,015	$563,605	$998,392	$1,147,721
Assumed	746,868	993,657	1,838,881	2,039,150
Ceded	(441,679)	(497,652)	(927,063)	(1,073,655)
Net Premiums	$651,204	$1,059,610	$1,910,210	$2,113,216

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Policy Fees:
Direct	$230,699	$225,119	$676,785	$678,108
Assumed	268,350	286,748	806,602	827,568
Ceded	(159,327)	(172,132)	(478,202)	(492,494)
Net Policy Fees	$339,722	$339,735	$1,005,185	$1,013,182

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Policy Benefits and Claims:
Direct	$1,174,534	$1,986,409	$4,338,781	$4,764,035
Assumed	2,062,136	2,237,390	5,776,757	5,676,301
Ceded	(1,112,803)	(1,148,438)	(2,803,121)	(2,864,976)
Net Policy Benefits and Claims	$2,123,867	$3,075,361	$7,312,417	$7,575,360
Global Atlantic holds collateral for, and provides collateral to, its reinsurance clients. Global Atlantic held $52.6 billion and
$49.0 billion, respectively, of collateral in the form of funds withheld payable at interest on behalf of its reinsurers as of
September 30, 2026, and December 31, 2025. As of September 30, 2026, and December 31, 2025, reinsurers held collateral of
$1.0 billion and $1.1 billion on behalf of Global Atlantic, respectively. A significant portion of the collateral that Global Atlantic provides to its reinsurance clients is provided in the form of assets held in a trust for the benefit of the counterparty. As of
September 30, 2026, and December 31, 2025, these trusts held in excess of the $106.4 billion and $107.3 billion of assets they are required to hold in order to support reserves of $101.2 billion and $104.1 billion, respectively. Of the cash held in trust,
Global Atlantic classified $94.7 million and $139.1 million as restricted as of September 30, 2026, and December 31, 2025, respectively.

13. NET INCOME (LOSS) ATTRIBUTABLE TO KKR & CO. INC. PER SHARE OF COMMON
STOCK
For the three and nine months ended September 30, 2026 and 2025, basic and diluted Net Income (Loss) attributable to
KKR & Co. Inc. per share of common stock were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,121,176	$859,927	$2,146,028	$1,146,390
(-) Accumulated Series D Mandatory Convertible Preferred Dividend (1)	—	—	—	13,477
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders – Basic	$1,121,176	$859,927	$2,146,028	$1,132,913
(+) Series D Mandatory Convertible Preferred Dividend (if dilutive) (2)	—	—	—	—
Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders – Diluted	$1,121,176	$859,927	$2,146,028	$1,132,913

Basic Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding – Basic	897,534,193	890,961,714	894,778,408	889,984,777
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Basic	$1.25	$0.97	$2.40	$1.27
Diluted Net Income (Loss) Per Share of Common Stock
Weighted Average Shares of Common Stock Outstanding – Basic	897,534,193	890,961,714	894,778,408	889,984,777
Incremental Common Shares:
Assumed vesting of dilutive equity grants (3)	46,079,316	64,789,715	53,011,918	65,808,339
Assumed conversion of Series D Mandatory Convertible Preferred Stock (2)	—	—	—	—
Weighted Average Shares of Common Stock Outstanding – Diluted	943,613,509	955,751,429	947,790,326	955,793,116
Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted	$1.19	$0.90	$2.26	$1.19
(1)For the nine months ended September 30, 2025, Net Income (Loss) Available to KKR & Co. Inc. Common Stockholders – Basic reflects the accumulated undeclared dividends on Series D Mandatory Convertible Preferred Stock of $13.5 million.
(2)For the three and nine months ended September 30, 2026 and 2025, the impact of Series D Mandatory Convertible Preferred Stock calculated under the if-converted method was not dilutive.
(3)For the three and nine months ended September 30, 2026 and 2025, Weighted Average Shares of Common Stock Outstanding – Diluted includes unvested equity grants, including certain equity grants that have met their market price-based vesting condition but have not satisfied their service-based vesting condition. Vesting of these equity awards dilute equity holders of KKR Group Partnership, including KKR & Co. Inc. and holders of exchangeable securities pro rata in accordance with their respective ownership interests in KKR Group Partnership.
Exchangeable Securities
For the three and nine months ended September 30, 2026, and 2025, vested restricted holdings units (as defined in Note
19 “Equity-based Compensation”) have been excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc.
Per Share of Common Stock – Diluted since the exchange of these units would not dilute KKR & Co. Inc.’s ownership interests in KKR Group Partnership. See Note 1 “Organization” in our financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted Average Vested Restricted Holdings Units	25,977,585	9,563,161	19,201,209	9,042,584

Market-Condition and Performance-Condition Grants
KKR also grants restricted stock units and restricted holdings units that are subject to either (i) both a service-based vesting condition and a market-price based vesting condition (referred to hereafter as “Market-Condition Grants”), or (ii) both a service-based vesting condition and certain performance-based conditions (referred to hereafter as “Performance-Condition
Grants”). For the three and nine months ended September 30, 2026, 29.9 million and 19.3 million, respectively, of unvested
Market-Condition Grants, and 2.0 million and 1.6 million, respectively, of unvested Performance-Condition Grants, were excluded from the calculation of Net Income (Loss) Attributable to KKR & Co. Inc. Per Share of Common Stock – Diluted
because the applicable market-price and performance-based vesting conditions were not satisfied.
Also see Note 19 “Equity-based Compensation” in our financial statements.
14. OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES
Other Assets consist of the following:

	September 30, 2026	December 31, 2025
Asset Management and Strategic Holdings
Unsettled Investment Sales (1)	$780,679	$738,343
Receivables	347,520	253,412
Due from Broker (2)	122,455	127,220
Deferred Tax Assets, net	97,353	82,870
Interest Receivable	308,302	311,293
Fixed Assets, net (3)	1,019,684	975,498
Foreign Exchange Contracts and Options (4)	204,672	179,920
Goodwill (5)(6)	846,552	519,582
Intangible Assets (6)(7)	1,958,978	1,614,179
Derivative Assets	20,294	9,905
Prepaid Taxes	69,169	256,945
Prepaid Expenses	133,292	92,144
Operating Lease Right of Use Assets (8)	760,543	706,884
Deferred Financing Costs	14,768	17,737
Other	511,250	408,449
Total Asset Management and Strategic Holdings	$7,195,511	$6,294,381

Insurance
Deferred Tax Assets, net	$3,311,297	$2,799,455
Accrued Investment Income	1,808,065	1,665,064
Goodwill	509,972	509,972
Intangible Assets (9)	210,490	233,012
Premiums and Other Account Receivables	188,452	234,114
Other	245,884	321,899
Derivative Assets	262,866	306,022
Operating Lease Right of Use Assets (8)	166,105	157,113
Market Risk Benefit Assets	2,060	997
Unsettled Investment Sales(1) and Derivative Collateral Receivables	1,179,737	435,263
Total Insurance	$7,884,928	$6,662,911
Total Other Assets	$15,080,439	$12,957,292
(1)Primarily includes amounts due from third parties for investments sold for which cash settlement has not yet occurred.
(2)Represents amounts held at clearing brokers resulting from securities transactions.
(3)Net of accumulated depreciation and amortization of $452.9 million and $383.1 million as of September 30, 2026, and December 31, 2025, respectively.
Depreciation and amortization expense of $23.7 million and $22.1 million for the three months ended September 30, 2026, and 2025, respectively, and
$68.4 million and $60.3 million, for the nine months ended September 30, 2026 and 2025, respectively, are included in General, Administrative and Other in the accompanying consolidated statements of operations. Additionally, KKR’s fixed assets are predominantly located in the United States.
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

(5)As of September 30, 2026, the carrying value of goodwill is recorded and assessed for impairment at the reporting unit.
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
(7)For Asset Management, the carrying amount of indefinite-lived intangible assets was approximately $1.6 billion as of September 30, 2026, and the remaining useful lives of finite-lived intangible assets ranged from 6 to 15 years.
(8)For Asset Management, non-cancelable operating leases consist of leases for office space in North America, Europe, Asia, and Australia. KKR is the lessee under the terms of the operating leases. The operating lease cost was $25.6 million and $21.5 million for the three months ended September 30, 2026 and 2025, respectively, and $81.9 million and $75.1 million for the nine months ended September 30, 2026 and 2025, respectively. For Insurance, non-
cancelable operating leases consist of leases for office space and land in North America. For the three months ended September 30, 2026 and 2025, the operating lease cost was $6.5 million and $4.6 million, respectively, and for the nine months ended September 30, 2026 and 2025, the operating lease cost was $13.0 million and $14.7 million, respectively.
(9)The definite life intangible assets are amortized using the straight-line method over the useful life of the assets which is an average of 8.0 years. The indefinite life intangible assets are not subject to amortization. The amortization expense of definite life intangible assets was $4.4 million and $4.7 million for the three months ended September 30, 2026 and 2025, respectively, and $23.0 million and $14.1 million for the nine months ended September 30,
2026 and 2025, respectively.
Accrued Expenses and Other Liabilities consist of the following:

	September 30, 2026	December 31, 2025
Asset Management and Strategic Holdings
Amounts Payable to Carry Pool (1)	$6,977,207	$5,875,527
Unsettled Investment Purchases (2)	1,912,148	1,805,026
Securities Sold Short (3)	124,514	134,669
Derivative Liabilities	61,738	—
Accrued Compensation and Benefits	84,182	122,574
Interest Payable	454,131	520,781
Foreign Exchange Contracts and Options (4)	677,233	1,034,543
Accounts Payable and Accrued Expenses	793,559	632,920
Taxes Payable	304,492	83,830
Uncertain Tax Positions	55,426	45,515
Unfunded Revolver Commitments	100,677	93,289
Operating Lease Liabilities (5)	818,508	759,796
Deferred Tax Liabilities, net	2,698,754	3,060,541
Other Liabilities	380,231	179,324
Total Asset Management and Strategic Holdings	$15,442,800	$14,348,335

Insurance
Unsettled Investment Purchases(2) and Derivative Collateral Liabilities	$3,982,292	$926,008
Accrued Expenses	533,966	662,891
Derivative Liabilities	1,052,887	436,245
Securities Sold Under Agreements to Repurchase	589,560	664,249
Insurance Operations Balances in Course of Settlement	246,614	135,575
Operating Lease Liabilities (5)	182,803	175,679
Accrued Employee Related Expenses	160,870	114,965
Interest Payable	59,817	37,448
Tax Payable to Former Parent Company	45,489	46,318
Other Tax Related Liabilities	17,800	23,748
Accounts and Commissions Payable	43,246	46,945
Current Income Tax Payable	54,217	71,624
Total Insurance	$6,969,561	$3,341,695
Total Accrued Expenses and Other Liabilities	$22,412,361	$17,690,030
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
(5)For Asset Management, operating leases for office space have remaining lease terms that range from approximately 1 year to 16 years, some of which include options to extend the leases from 2 years to 10 years. The weighted average remaining lease terms were 11.8 years and 12.7 years as of
September 30, 2026, and December 31, 2025, respectively. The weighted average discount rates were 3.7% and 3.8% as of September 30, 2026, and
December 31, 2025, respectively. For Insurance, operating leases for office space have remaining lease terms that range from approximately 4 months to
9 years, some of which include options to extend the leases for up to 10 years. The weighted average remaining lease terms were 6.6 years and 6.8 years as of September 30, 2026, and December 31, 2025, respectively. The weighted average discount rates were 5.1% and 3.8% as of September 30, 2026 and
December 31, 2025, respectively. The weighted average remaining lease terms for land were 39.9 years and 42.0 years as of September 30, 2026, and
December 31, 2025, respectively. For Asset Management and Strategic Holdings and Insurance, non-cash right of use assets obtained in exchange for new operating lease liabilities were $24.9 million and $46.0 million for the three and nine months ended September 30, 2026, respectively. For Asset
Management, Strategic Holdings and Insurance, non-cash right of use assets obtained in exchange for new operating lease liabilities were $68.8 million and $155.2 million for the three and nine months ended September 30, 2025, respectively.
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
Unconsolidated VIEs
KKR holds variable interests in certain VIEs which are not consolidated as it has been determined that KKR is not the primary beneficiary. VIEs that are not consolidated predominantly include certain investment funds sponsored by KKR as well as certain investment partnerships where Global Atlantic retains an economic interest. KKR's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance income. KKR's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including KKR's capital interest and any unrealized carried interest. Accordingly, disaggregation of KKR's involvement by type of unconsolidated investment fund would not provide more useful information. For these unconsolidated investment funds in which KKR is the sponsor, KKR may have an obligation as general partner to provide commitments to such investment funds. As of September 30, 2026, KKR's commitments to these unconsolidated investment funds were $2.2 billion. KKR generally has not provided any financial support other than its obligated amount as of September 30, 2026. Additionally, Global Atlantic has unfunded commitments of $401.7 million as of September 30, 2026.
As of September 30, 2026, and December 31, 2025, the maximum exposure to loss, before allocations to the carry pool and noncontrolling interests, if any, for those VIEs in which KKR is determined not to be the primary beneficiary but in which it has a variable interest is as follows:

	September 30, 2026	December 31, 2025
Asset Management and Strategic Holdings
Investments	$12,062,986	$11,842,627
Due from (to) Affiliates, net	2,523,776	1,871,408
Maximum Exposure to Loss	$14,586,762	$13,714,035
Insurance
Real Assets	$79,204	$79,367

	September 30, 2026	December 31, 2025
Other Investments	1,799,605	720,933
Maximum Exposure to Loss	$1,878,809	$800,300
Total Maximum Exposure to Loss	$16,465,571	$14,514,335
16. DEBT OBLIGATIONS
KKR enters into credit agreements and issues debt for its general operating and investment purposes.
KKR's Asset Management and Strategic Holdings debt obligations consisted of the following:

	September 30, 2026				December 31, 2025
By remaining maturity at period end date	Financing Available	Principal	Carrying Value	Fair Value	Financing Available	Principal	Carrying Value	Fair Value
Revolving Credit Facilities: (1)
Under 1 Year	$750,000	$—	$—	$—	$750,000	$—	$—	$—
1-5 Years	3,741,816	—	—	—	3,491,580	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	4,491,816	—	—	—	4,241,580	—	—	—
KKR USD Senior Notes: (2)(3)(5)(7)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	750,000	747,555	713,355	—	750,000	746,889	734,340
After 5 Years	—	5,150,000	5,067,657	3,971,337	—	5,150,000	5,061,292	4,423,212
Subtotal	—	5,900,000	5,815,212	4,684,692	—	5,900,000	5,808,181	5,157,552
KKR Yen Senior Notes: (2)(3)(5)
Under 1 Year	—	231,155	230,985	229,426	—	—	—	—
1-5 Years	—	615,991	614,140	598,749	—	844,873	842,356	830,188
After 5 Years	—	573,442	567,930	453,778	—	582,605	576,434	511,264
Subtotal	—	1,420,588	1,413,055	1,281,953	—	1,427,478	1,418,790	1,341,452
KKR Euro Senior Notes: (2)(3)(5)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	736,377	733,943	690,619	—	763,538	760,278	725,033
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	—	736,377	733,943	690,619	—	763,538	760,278	725,033
KKR Subordinated Notes: (2)(3)(6)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,090,000	1,059,978	831,332	—	1,090,000	1,059,366	951,180
Subtotal	—	1,090,000	1,059,978	831,332	—	1,090,000	1,059,366	951,180
KFN USD Senior Notes: (2)(3)(4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	190,000	188,619	171,467	—	190,000	188,459	194,534
Subtotal	—	190,000	188,619	171,467	—	190,000	188,459	194,534
Total KKR & KFN Notes	4,491,816	9,336,965	9,210,807	7,660,063	4,241,580	9,371,016	9,235,074	8,369,751

Other Debt Obligations: (1)(2)(7)	5,658,826	40,616,701	40,095,932	40,024,174	6,356,060	40,612,665	39,882,670	39,860,877

Total	$10,150,642	$49,953,666	$49,306,739	$47,684,237	$10,597,640	$49,983,681	$49,117,744	$48,230,628
(1)Financing available is reduced by the dollar amounts specified in any issued letters of credit.
(2)Carrying value includes: (i) unamortized note discount (net of premium), as applicable and (ii) unamortized debt issuance costs, as applicable. Financing costs related to the issuance of the notes have been deducted from the note liability and are being amortized over the life of the notes.

(3)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	September 30, 2026	December 31, 2025
KKR USD Senior Notes	4.37%	4.37%
KKR Yen Senior Notes	1.69%	1.69%
KKR Euro Senior Notes	1.63%	1.63%
KKR Subordinated Notes	5.84%	5.84%
KFN USD Senior Notes	5.27%	5.27%
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
(7)As of September 30, 2026, and December 31, 2025, the principal value, carrying value and fair value reflects the elimination for the portion of applicable debt obligations that are held by Global Atlantic.
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
As of September 30, 2026, other debt obligations consisted of the following:

	Financing Available	Principal	Carrying Value(1)	Fair Value	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Financing Facilities of Consolidated Funds and Other	$5,502,883	$10,014,042	$9,971,741	$9,899,983	5.4%	5.8
Debt Obligations of Consolidated CFEs	155,943	30,602,659	30,124,191	30,124,191	(2)	10.7
	$5,658,826	$40,616,701	$40,095,932	$40,024,174
(1)Includes borrowings collateralized by fund investments, fund co-investments, and other assets held by levered investment vehicles of $4.2 billion.
(2)The senior notes of the consolidated CFEs had a weighted average interest rate of 4.86%. The subordinated notes of the consolidated CLOs do not have contractual interest rates but instead receive a pro rata amount of the net distributions from the excess cash flows of the respective CLO vehicle.
Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the period, if any.
Debt obligations of consolidated CLOs are collateralized by assets held by each respective CLO vehicle and assets of one
CLO vehicle may not be used to satisfy the liabilities of another. As of September 30, 2026, the fair value of the consolidated
CLO assets was $33.8 billion. This collateral consisted of Cash and Cash Equivalents, Investments, and Other Assets.

Global Atlantic's debt obligations consisted of the following:

	September 30, 2026				December 31, 2025
By remaining maturity at period end date	Financing Available	Principal	Carrying Value(1)	Fair Value(2)	Financing Available	Principal	Carrying Value(1)	Fair Value(2)
Revolving Credit Facilities:
Under 1 Year	$3,000,000	$—	$—	$—	$—	$—	$—	$—
1-5 Years	1,000,000	—	—	—	1,000,000	—	—	—
After 5 Years	—	—	—	—	—	—	—	—
Subtotal	4,000,000	—	—	—	1,000,000	—	—	—
Senior Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	1,150,000	1,017,881	1,033,490	—	500,000	478,361	492,650
After 5 Years	—	1,400,000	1,307,546	1,335,440	—	2,050,000	1,944,982	2,098,205
Subtotal	—	2,550,000	2,325,427	2,368,930	—	2,550,000	2,423,343	2,590,855
Subordinated Notes: (4)
Under 1 Year	—	—	—	—	—	—	—	—
1-5 Years	—	—	—	—	—	—	—	—
After 5 Years	—	1,223,741	1,148,034	1,180,286	—	1,223,741	1,199,664	1,249,395
Subtotal	—	1,223,741	1,148,034	1,180,286	—	1,223,741	1,199,664	1,249,395

Debt Obligations of Consolidated Special Purpose Vehicles(3)	83,500	256,500	254,100	256,500	142,600	197,400	197,400	197,400
Total	$4,083,500	$4,030,241	$3,727,561	$3,805,716	$1,142,600	$3,971,141	$3,820,407	$4,037,650
(1)Carrying value of debt as of September 30, 2026, and December 31, 2025, includes purchase accounting adjustments of $21.6 million and $26.9 million, respectively, net debt issuance costs of $(55.3) million and $(54.2) million, respectively, and cumulative fair value loss on hedged debt obligations of
$(269.0) million and $(123.5) million, respectively. The amortization of the purchase accounting adjustments was $1.8 million for both the three months ended September 30, 2026 and 2025, and $5.3 million for both the nine months ended September 30, 2026 and 2025, respectively.
(2)These debt obligations are classified as Level III within the fair value hierarchy and valued using the same valuation methodologies as KKR's Level III credit investments.
(3)These debt obligations primarily include debt obligations of consolidated co-investment vehicles that are not guaranteed by KKR or Global Atlantic.
(4)Interest rates of the notes are fixed and the weighted average interest rates are the following:

	September 30, 2026	December 31, 2025
Senior Notes	5.67%	5.67%
Subordinated Notes	7.54%	7.54%
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
Debt Covenants
Borrowings of KKR (including Global Atlantic) contain various debt covenants. These covenants do not, in management's opinion, materially restrict KKR's operating business or investment strategies as of September 30, 2026. KKR (including Global
Atlantic) was in compliance with such debt covenants in all material respects as of September 30, 2026.
17. POLICY LIABILITIES
The following reflects the reconciliation of the components of policy liabilities to the total balance reported in the consolidated statements of financial condition as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Policyholders’ Account Balances	$152,540,670	$151,484,861
Liability for Future Policy Benefits	29,499,789	30,646,223
Additional Liability for Annuitization, Death, or Other Insurance Benefits	8,253,856	7,923,814
Market Risk Benefit Liability	1,311,892	1,349,774
Other Policy-Related Liabilities(1)	14,781,822	14,154,055
Total Policy Liabilities	$206,388,029	$205,558,727
(1)Other policy-related liabilities as of September 30, 2026, and December 31, 2025 primarily consist of embedded derivatives associated with contractholder deposit funds ($8.5 billion and $7.8 billion, respectively), cost-of-reinsurance liabilities ($3.0 billion and $3.1 billion, respectively), policy liabilities accounted under a fair value option ($1.0 billion and $1.1 billion, respectively), negative VOBA ($625.3 million and $678.4 million, respectively)
and outstanding claims ($341.0 million and $355.8 million, respectively).
Policyholders’ Account Balances
The following reflects the policyholders’ account balances roll-forward for the nine months ended September 30, 2026 and 2025, and the policyholders’ account balances weighted average interest rates, net amount at risk, and cash surrender value as of those dates:

	Nine Months Ended September 30, 2026
	Fixed Rate Annuities	Fixed Indexed Annuities	Interest Sensitive Life	Funding Agreements	Other(1)	Total
Balance as of Beginning of Period	$68,826,670	$37,019,262	$21,470,282	$12,245,120	$11,923,527	$151,484,861
Issuances and Premiums Received	4,911,792	4,264,148	804,064	6,818,008	353,171	17,151,183
Benefit Payments, Surrenders, and Withdrawals	(7,647,878)	(4,175,961)	(1,349,749)	(5,384,369)	(997,141)	(19,555,098)
Interest(2)	2,272,171	853,565	520,880	367,930	345,333	4,359,879
Other Activity(3)	(180,659)	60,230	(658,682)	(192,596)	71,552	(900,155)
Balance as of End of Period	$68,182,096	$38,021,244	$20,786,795	$13,854,093	$11,696,442	$152,540,670
Less: Reinsurance Recoverable	(13,856,032)	(3,746,193)	(7,027,751)	(1,513,205)	(4,850,842)	(30,994,023)
Balance as of End of Period, Net of Reinsurance Recoverable	$54,326,064	$34,275,051	$13,759,044	$12,340,888	$6,845,600	$121,546,647

Average Interest Rate	4.60%	3.14%	3.29%	4.41%	4.24%	3.99%
Net Amount at Risk, Gross of Reinsurance(4)	$—	$—	$100,090,693	$—	$1,190,567	$101,281,260
Cash Surrender Value(5)	$51,497,936	$40,254,516	$13,348,677	$—	$4,140,158	$109,241,287
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
account balances include discounts and premiums on assumed business which are not reflected in account values.

	As of September 30, 2026
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 Above Guaranteed Minimum	50 - 99 Above Guaranteed Minimum	100 - 150 Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$2,454,626	$393,328	$339,547	$106,542	$30,834,579	$34,128,622
1.00% - 1.99%	1,256,790	393,356	555,475	1,539,737	13,077,452	16,822,810
2.00% - 2.99%	841,294	27,669	26,236	121,326	7,201,138	8,217,663
3.00% - 4.00%	10,097,843	720,526	419,918	1,218,238	3,050,206	15,506,731
Greater Than 4.00%	12,618,952	1,026,761	55,354	5,883	—	13,706,950
Total	$27,269,505	$2,561,640	$1,396,530	$2,991,726	$54,163,375	$88,382,776
Percentage of Total	31%	3%	2%	3%	61%	100%

	As of December 31, 2025
	Account Values with Adjustable Crediting Rates Subject to Guaranteed Minimums:
Range of Guaranteed Minimum Crediting Rates:	At Guaranteed Minimum	1 - 49 Above Guaranteed Minimum	50 - 99 Above Guaranteed Minimum	100 - 150 Above Guaranteed Minimum	Greater Than 150 bps Above Guaranteed Minimum	Total
Less Than 1.00%	$2,618,469	$350,774	$374,482	$268,868	$31,782,842	$35,395,435
1.00% - 1.99%	1,204,519	501,431	644,453	1,741,122	13,613,777	17,705,302
2.00% - 2.99%	912,743	28,775	22,015	98,832	5,944,539	7,006,904
3.00% - 4.00%	10,145,728	1,075,097	477,338	1,284,925	3,016,279	15,999,367
Greater Than 4.00%	12,506,347	1,304,767	60,701	6,237	—	13,878,052
Total	$27,387,806	$3,260,844	$1,578,989	$3,399,984	$54,357,437	$89,985,060
Percentage of Total	30%	4%	2%	4%	60%	100%
Liability for Future Policy Benefits
The following tables summarize the balances of, and changes in, the liability for future policy benefits for traditional and limited-payment contracts for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Payout Annuities(1)	Other(2)	Total	Payout Annuities(1)	Other(2)	Total
Present Value of Expected Net Premiums
Balance as of Beginning of Period	$—	$(1,578,571)	$(1,578,571)	$—	$(1,399,211)	$(1,399,211)

Balance at Original Discount Rate	$—	$(1,584,545)	$(1,584,545)	$—	$(1,444,663)	$(1,444,663)
Effect of Changes in Cash Flow Assumptions	—	2,439	2,439	—	—	—
Effect of Actual Variances from Expected Experience	—	69,139	69,139	—	(67,898)	(67,898)
Adjusted Beginning of Period Balance	—	(1,512,967)	(1,512,967)	—	(1,512,561)	(1,512,561)
Issuances	—	(194,985)	(194,985)	—	(218,906)	(218,906)
Interest	—	(51,080)	(51,080)	—	(52,665)	(52,665)
Net Premiums Collected	—	243,103	243,103	—	238,490	238,490
Ending Balance at Original Discount Rate	—	(1,515,929)	(1,515,929)	—	(1,545,642)	(1,545,642)
Effect of Changes in Discount Rate Assumptions	—	81,528	81,528	—	5,939	5,939
Balance as of End of Period	$—	$(1,434,401)	$(1,434,401)	$—	$(1,539,703)	$(1,539,703)

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Payout Annuities(1)	Other(2)	Total	Payout Annuities(1)	Other(2)	Total
Present Value of Expected Future Policy Benefits
Balance as of Beginning of Period	$22,763,350	$9,461,444	$32,224,794	$19,067,478	$9,126,824	$28,194,302

Balance at Original Discount Rate	$25,126,080	$9,466,765	$34,592,845	$22,116,114	$9,336,911	$31,453,025
Effect of Changes in Cash Flow Assumptions	1,087	(10,407)	(9,320)	(33,743)	—	(33,743)
Effect of Actual Variances from Expected Experience	(5,588)	70,055	64,467	12,680	(8,112)	4,568
Adjusted Beginning of Period Balance	25,121,579	9,526,413	34,647,992	22,095,051	9,328,799	31,423,850
Issuances	1,966,520	381,022	2,347,542	2,454,644	337,989	2,792,633
Interest	699,115	343,786	1,042,901	564,777	338,130	902,907
Benefit Payments	(1,666,250)	(758,027)	(2,424,277)	(1,478,486)	(673,229)	(2,151,715)
Ending Balance at Original Discount Rate	26,120,964	9,493,194	35,614,158	23,635,986	9,331,689	32,967,675
Effect of Changes in Discount Rate Assumptions	(4,026,611)	(653,357)	(4,679,968)	(2,281,076)	47,394	(2,233,682)
Balance as of End of Period	22,094,353	8,839,837	30,934,190	21,354,910	9,379,083	30,733,993
Net Liability for Future Policy Benefits	22,094,353	7,405,436	29,499,789	21,354,910	7,839,380	29,194,290
Less: Reinsurance Recoverable(3)	(9,510,603)	(2,488,642)	(11,999,245)	(9,978,306)	(6,081,515)	(16,059,821)
Net Liability for Future Policy Benefits, Net of Reinsurance Recoverables	$12,583,750	$4,916,794	$17,500,544	$11,376,604	$1,757,865	$13,134,469
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
(3)Reinsurance recoverables associated with the liability for future policy benefits is net of the effect of changes in discount rate assumptions of
$(888.6) million and $444.0 million for the nine months ended September 30, 2026 and 2025, respectively.
The following table summarizes the amount of gross premiums related to traditional and limited-payment contracts recognized in the consolidated statements of operations for the nine months ended September 30, 2026 and 2025:

	Gross Premiums
	Nine Months Ended September 30,
	2026	2025
Payout Annuities	$2,044,212	$2,533,179
Other	764,609	623,429
Total Products	$2,808,821	$3,156,608
The following table reflects the weighted-average duration and weighted-average interest rates of the future policy benefit liability as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	4.42%	5.28%
Weighted-Average Interest Rates, Current Discount Rate	6.27%	6.21%
Weighted-Average Liability Duration (Years, Current Rates)	8.00	8.10

	As of December 31, 2025
	Payout Annuities	Other
Weighted-Average Interest Rates, Original Discount Rate	4.22%	5.25%
Weighted-Average Interest Rates, Current Discount Rate	5.19%	5.11%
Weighted-Average Liability Duration (Years, Current Rates)	8.30	9.10

The following reflects the undiscounted ending balance of expected future gross premiums and expected future benefits and payments for traditional and limited-payment contracts, as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$41,134,631	$15,483,218
Expected Future Benefit Payments, Discounted (Original Discount Rate)	26,121,008	9,493,196
Expected Future Benefit Payments, Discounted (Current Discount Rate)	22,094,399	8,839,840

Expected Future Gross Premiums, Undiscounted	—	2,353,714
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,898,385
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,818,613

	As of December 31, 2025
	Payout Annuities	Other
Expected Future Benefit Payments, Undiscounted	$38,989,687	$16,462,284
Expected Future Benefit Payments, Discounted (Original Discount Rate)	25,126,080	9,466,765
Expected Future Benefit Payments, Discounted (Current Discount Rate)	22,763,350	9,461,444

Expected Future Gross Premiums, Undiscounted	—	2,387,698
Expected Future Gross Premiums, Discounted (Original Discount Rate)	—	1,891,414
Expected Future Gross Premiums, Discounted (Current Discount Rate)	—	1,880,446
For the nine months ended September 30, 2026 and 2025, Global Atlantic recognized $1.3 billion and $(494.7) million in other comprehensive income (loss) (gross of the impact of reinsurance), respectively, due to changes in the future policy benefits estimate from updating discount rates. During the nine months ended September 30, 2026 and 2025, there were no changes to the methods used to determine the discount rates.
Significant Inputs, Judgments, and Assumptions used in Measuring Future Policyholder Benefits
Significant policyholder behavior and other assumption inputs to the calculation of the liability for future policy benefits include discount rates, mortality and, for life insurance, lapse rates. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review, assumptions were revised to reflect lower expected mortality on certain preneed products and higher expected surrenders on certain whole life products, offset in part by higher expected mortality on pension risk transfer products and certain immediate annuities, which resulted in a
$6.9 million increase to net income before taxes. During the nine months ended September 30, 2025 assumptions were revised for an increase in expected mortality on certain payout annuities and pension risk transfer products, which resulted in a $33.7 million increase to net income before taxes.
Additional Liability for Annuitization, Death, or Other Insurance Benefits
The following tables reflect the additional liability for annuitization, death, or other insurance benefits roll-forward for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Balance as of Beginning of Period	$8,005,182	$7,630,210
Effect of Changes in Cash Flow Assumptions	(11,567)	4,508
Effect of Changes in Experience	(1,765)	(90,836)
Adjusted Balance as of Beginning of Period	7,991,850	7,543,882
Issuances	13,151	17,346
Assessments	529,076	523,912
Benefits Paid	(429,274)	(400,780)
Interest	199,842	189,973
Balance as of End of Period	8,304,645	7,874,333

Less: Impact of Unrealized Investment Gains and Losses	50,789	59,516
Less: Reinsurance Recoverable, End of Period	1,886,669	1,714,561
Balance, End of Period, Net of Reinsurance Recoverable and Impact of Unrealized Investment Gains and Losses	$6,367,187	$6,100,256
The additional liability for annuitization, death, or other insurance benefits relates primarily to secondary guarantees on certain interest-sensitive life products, and preneed insurance.
The following reflects the amount of gross assessments recognized for the additional liability for annuitization, death, or other insurance benefits in the consolidated statements of operations for the nine months ended September 30, 2026 and
2025:

	Gross Assessments
	Nine Months Ended September 30,
	2026	2025
Total Amount Recognized Within Revenue in the Consolidated Statements of Operations	$544,591	$506,730
The following reflects the weighted average duration and weighted average interest rate for the additional liability for annuitization, death, or other insurance benefits as of September 30, 2026, and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Weighted-Average Interest, Current Discount Rate	3.31%	3.30%
Weighted-Average Liability Duration (Years)	23.64	24.79
Significant Inputs, Judgments, and Assumptions used in Measuring the Additional Liabilities for Annuitization, Death, or Other
Insurance Benefits
Significant policyholder behavior assumption inputs to the calculation of the additional liability for annuitization, death, or other insurance benefits include mortality, lapse rates, investment yields and interest margin. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review, assumptions for net lower mortality were updated, which resulted in a $11.6 million increase to net income before taxes.
During the nine months ended September 30, 2025, assumptions for higher mortality, lapse rates, and investment yields were updated, which resulted in a $4.5 million increase to net income before taxes.
Market Risk Benefits
The following table presents the balances of, and changes in, market risk benefits:

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Fixed-Indexed Annuity	Variable- and Other Annuities	Total	Fixed-Indexed Annuity	Variable- and Other Annuities	Total
Balance as of Beginning of Period	$1,140,823	$207,954	$1,348,777	$815,981	$183,936	$999,917

Balance as of Beginning of Period, Before Impact of Changes in Instrument-Specific Credit Risk	$1,009,066	$169,130	$1,178,196	$716,544	$150,107	$866,651
Issuances	116,110	53	116,163	81,142	(1,028)	80,114
Interest	36,866	6,848	43,714	30,220	6,341	36,561
Attributed Fees Collected	107,455	63,476	170,931	87,436	65,539	152,975
Benefit Payments	(7,076)	(9,950)	(17,026)	(6,330)	(6,069)	(12,399)
Effect of Changes in Interest Rates	(230,170)	(67,288)	(297,458)	31,261	28,250	59,511
Effect of Changes in Equity Markets	(30,327)	(32,853)	(63,180)	(36,982)	(41,795)	(78,777)
Effect of Actual Experience Different from Assumptions	(10,321)	32,180	21,859	4,113	(2,471)	1,642

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Fixed-Indexed Annuity	Variable- and Other Annuities	Total	Fixed-Indexed Annuity	Variable- and Other Annuities	Total
Effect of Changes in Other Future Expected Assumptions	35,972	6,156	42,128	47,662	(42,817)	4,845
Balance as of End of Period Before Impact of Changes in Instrument-Specific Credit Risk	1,027,575	167,752	1,195,327	955,066	156,057	1,111,123
Effect of Changes in Instrument-Specific Credit Risk	88,242	26,263	114,505	144,555	40,897	185,452
Balance as of End of Period	1,115,817	194,015	1,309,832	1,099,621	196,954	1,296,575
Less: Reinsurance Recoverable as of the End of the Period	(37,108)	(7,916)	(45,024)	—	(10,945)	(10,945)
Balance as of End of Period, Net of Reinsurance Recoverable	$1,078,709	$186,099	$1,264,808	$1,099,621	$186,009	$1,285,630

Net Amount at Risk	$5,852,078	$1,252,686	$7,104,764	$5,192,937	$1,240,207	$6,433,144
Weighted-average Attained Age of Contract holders (Years)	72	72	72	71	71	71
The following reflects the reconciliation of the market risk benefits reflected in the preceding table to the amounts reported in an asset and liability position, respectively, in the consolidated statements of financial condition as of
September 30, 2026, and December 31, 2025:

	As of September 30, 2026			As of December 31, 2025
	Asset	Liability	Net	Asset	Liability	Net
Fixed-Indexed Annuities	$1,360	$1,117,177	$(1,115,817)	$756	$1,141,579	$(1,140,823)
Variable- and Other Annuities	700	194,715	(194,015)	241	208,195	(207,954)
Total	$2,060	$1,311,892	$(1,309,832)	$997	$1,349,774	$(1,348,777)
Significant Inputs, Judgments, and Assumptions Used in Measuring Market Risk Benefits
Significant policyholder behavior and other assumption inputs to the calculation of the market risk benefits include interest rates, instrument-specific credit risk, mortality rates, surrender rates, and utilization rates. Global Atlantic reviews its assumptions at least annually, and more frequently if necessary. Accordingly, as part of the annual assumption review, assumptions were updated for lower expected mortality on retail fixed-indexed annuities, and lower expected surrenders on variable annuities, offset in part by a higher dynamic lapse assumption on fixed-indexed annuities, which resulted in a $42.1 million decrease to net income before taxes. During the nine months ended September 30, 2025, assumptions were updated for higher expected morbidity for certain long-term care related benefit riders, offset in part by an increase in expected fixed-
indexed annuity activations, which resulted in a $4.8 million decrease to net income before taxes.
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
administration and other services are included in “Policy fees” in the consolidated statements of operations.

The following table presents the balances of and changes in separate account liabilities:

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Variable Annuities	Interest- Sensitive Life	Total	Variable Annuities	Interest- Sensitive Life	Total
Balance as of Beginning of Period	$3,214,498	$626,905	$3,841,403	$3,400,617	$580,443	$3,981,060
Premiums and Deposits	17,348	8,381	25,729	16,685	8,757	25,442
Surrenders, Withdrawals and Benefit Payments	(376,888)	(29,600)	(406,488)	(364,698)	(14,244)	(378,942)
Investment Performance	243,287	69,805	313,092	312,178	75,396	387,574
Other	(73,463)	(35,438)	(108,901)	(77,671)	(31,049)	(108,720)
Balance as of End of Period	$3,024,782	$640,053	$3,664,835	$3,287,111	$619,303	$3,906,414

Cash Surrender Value as of End of Period(1)	$3,024,782	$640,053	$3,664,835	$3,287,111	$619,303	$3,906,414
(1)Cash surrender value attributed to the separate accounts does not reflect the impact of surrender charges; surrender charges are attributed to policyholder account balances recorded in the general account.
The following table presents the aggregate fair value of assets, by major investment asset type, supporting separate accounts:

	September 30, 2026	December 31, 2025
Asset Type:
Managed Volatility Equity/Fixed Income Blended Fund	$1,600,233	$1,757,775
Equity	1,744,903	1,742,429
Fixed Income	127,729	140,134
Money Market	191,924	201,027
Alternative	46	38
Total Assets Supporting Separate Account Liabilities	$3,664,835	$3,841,403
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
For the three months ended September 30, 2026 and 2025, the effective tax rates for KKR & Co. Inc. were 18.0% and
16.4%, respectively, and for the nine months ended September 30, 2026 and 2025, the effective tax rates were 21.0% and
13.8%, respectively. The effective tax rate differs from the 21% U.S. federal income tax rate for the three and nine months ended September 30, 2026 and 2025 primarily due to the portion of the reported net income (loss) before taxes not being attributable to KKR but rather being attributable to (i) third-party limited partner interests in consolidated investment funds which are not subject to taxes that are payable by KKR & Co. Inc. and its subsidiaries and (ii) exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc.
Each reporting period, KKR assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize existing deferred tax assets. There were no changes in the assessment of the realizability of its deferred tax assets during the nine months ended September 30, 2026. It is reasonably possible that prolonged market volatility may negatively affect Global Atlantic's operating results and its ability to realize its tax planning strategies and may warrant the establishment of a valuation allowance on a portion of its deferred tax assets within the next
12 months.

19. EQUITY-BASED COMPENSATION
The following table summarizes the expense associated with equity-based compensation for the three and nine months ended September 30, 2026 and 2025, respectively:

Three Months Ended September 30,	Nine Months Ended September 30,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service-Vesting	100,937	88,353	285,642	269,475
Market-Condition	129,493	93,877	350,760	269,955
Performance-Condition	9,676	3,077	22,042	3,077
Total (1)	$240,106	185,307	658,444	542,507
(1)For the three and nine months ended September 30, 2026, KKR recorded acquisition-related stock consideration of $44.6 million and $82.8 million, respectively.
Under KKR's equity incentive plan, KKR is permitted to grant equity awards representing ownership interests in
KKR & Co. Inc. common stock. On March 29, 2019, the Amended and Restated KKR & Co. Inc. 2019 Equity Incentive Plan (the
“2019 Equity Incentive Plan”) became effective. Following the effectiveness of the 2019 Equity Incentive Plan, KKR no longer makes further grants under the Amended and Restated KKR & Co. Inc. 2010 Equity Incentive Plan, and the 2019 Equity
Incentive Plan became KKR's only plan for providing new equity awards by KKR & Co. Inc. The total number of equity awards representing shares of common stock that may be issued under the 2019 Equity Incentive Plan is equivalent to 15% of the aggregate number of the shares of common stock and KKR Group Partnership Units (excluding KKR Group Partnership Units held by KKR & Co. Inc. or its wholly-owned subsidiaries), subject to annual adjustment. As of September 30, 2026, 27,896,645 shares may be issued under the 2019 Equity Incentive Plan. KKR has also issued equity grants in the form of restricted holdings units through KKR Holdings III L.P. (“KKR Holdings III”), which are not issued under the 2019 Equity Incentive Plan and are currently held by certain current and former KKR employees. Equity grants generally consist of (i) restricted stock units that convert into shares of common stock of KKR & Co. Inc. (or cash equivalent) upon vesting and (ii) restricted holdings units that are exchangeable into shares of common stock of KKR & Co. Inc. upon vesting and certain other conditions, including those described below.
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
Equity Granted In Connection with Arctos Acquisition
In connection with the Arctos Acquisition (as defined in Note 25 “Acquisition” below), KKR granted equity to certain sellers of Arctos that is subject to continued service following the closing of the acquisition. Because these equity grants require post-combination service they are accounted for as post-combination compensation expense. These equity grants included restricted holdings units issued by KKR Holdings III and restricted stock units. The restricted stock units were issued under the 2019 Equity Incentive Plan.
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
As of September 30, 2026, there was approximately $1.0 billion of total estimated unrecognized expense related to unvested Service-Vesting Grants, which is expected to be recognized over the weighted average remaining requisite service period of 2.7 years.
A summary of the status of unvested Service-Vesting Grants from January 1, 2026, through September 30, 2026, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2026	16,143,785	$73.25
Granted(1)	6,617,960	88.71
Vested	(5,021,385)	62.17
Forfeitures	(505,687)	88.19
Balance, September 30, 2026	17,234,673	$81.98
(1)Includes 4.2 million acquisition-related share grants.
Market-Condition Grants
KKR also grants restricted stock units and restricted holdings units that are subject to both a service-based vesting condition and a market price-based vesting condition. The following is a discussion of the Market-Condition Grants, excluding the Co-CEO Awards (as defined and discussed below).
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
Holders of the Market-Condition Grants do not participate in dividends until such units have met both their service-based and market price-based vesting requirements. Additionally, these grants are subject to additional transfer restrictions and minimum retained ownership requirements after vesting.

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
As of September 30, 2026, there was approximately $1.3 billion of total estimated unrecognized expense related to these unvested Market-Condition Grants, which is expected to be recognized over the weighted average remaining requisite service period of approximately 3.5 years.
A summary of the status of unvested Market-Condition Grants from January 1, 2026, through September 30, 2026, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2026	37,325,261	$31.05
Granted(1)	29,949,028	47.15
Vested	(17,568,527)	25.26
Forfeitures	(457,373)	47.20
Balance, September 30, 2026	49,248,389	$42.76
(1)29.9 million shares granted, which includes 1.4 million acquisition-related grants, have stock price targets that range from $150.00 to $250.00.
As of September 30, 2026, 18 million of these Market-Condition Grants have met their market price-based vesting condition. These Market-Condition Grants remain unvested until their service conditions (as described above) are satisfied.
Performance-Condition Grants
KKR also grants restricted stock units and restricted holdings units subject to both performance and service-based vesting conditions. The performance-based vesting conditions are primarily based on the achievement of certain business and operating targets. Compensation expense is recognized over the performance period based upon the probable outcome of the performance condition. The Performance-Condition Grants are liability-classified since the number of shares that may vest is variable, and therefore, the fair value of these grants is remeasured each reporting period. As of September 30, 2026, none of the performance-based conditions have been met.
As of September 30, 2026, there was approximately $170.0 million of total estimated unrecognized expense related to these unvested Performance-Condition Grants, which is expected to be recognized over the weighted average remaining requisite service period of approximately 4.3 years. Additionally, these grants are subject to additional transfer restrictions and minimum retained ownership requirements after vesting.
Co-CEO Awards
On December 9, 2021, the Board of Directors approved grants of 7.5 million restricted holdings units to each of KKR’s Co-
Chief Executive Officers that are subject to both a service-based vesting condition and a market price-based vesting condition

(referred to hereafter as “Co-CEO Awards”). For both Co-Chief Executive Officers, 20% of the Co-CEO Awards are eligible to vest at each of the following KKR common stock price targets: $95.80, $105.80, $115.80, $125.80 and $135.80. The market price-based vesting condition is met when the average closing price of KKR common stock during 20 consecutive trading days meets or exceeds the stock price targets. In addition to the market price-based vesting conditions, in order for the award to vest, the Co-Chief Executive Officer is required to be employed by KKR on December 31, 2026 (with exceptions for involuntary termination without cause, death and permanent disability).
These awards will be automatically canceled and forfeited upon the earlier of a Co-Chief Executive Officer’s termination of service (except for involuntary termination without cause, death or permanent disability) or the failure to meet the market price-based vesting condition by December 31, 2028 (for which continued service is required if the market price vesting condition is met after December 31, 2026). Co-CEO Awards do not participate in dividends until such awards have met both their service-based and market price-based vesting requirements. Additionally, these awards are subject to additional transfer restrictions and minimum retained ownership requirements after vesting.
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
As of September 30, 2026, there was approximately $37 million of total estimated unrecognized expense related to these unvested Co-CEO Awards, which is expected to be recognized ratably from October 1, 2026, to December 31, 2026. As of
September 30, 2026, all Co-CEO Awards have met their market price-based vesting condition. The Co-CEO Awards remain unvested until their service conditions (as described above) are satisfied.
20. RELATED PARTY TRANSACTIONS
Due from Affiliates consists of:

	September 30, 2026	December 31, 2025
Amounts Due From Unconsolidated Investment Funds	$2,590,206	$1,954,509
Amounts Due From Portfolio Companies	407,894	353,192
Due From Affiliates	$2,998,100	$2,307,701
Due to Affiliates consists of:

	September 30, 2026	December 31, 2025
Amounts Due to Current and Former Employees Under the Tax Receivable Agreement	$335,122	$359,261
Amounts Due to Unconsolidated Investment Funds	66,430	83,101
Due to Affiliates	$401,552	$442,362

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
Effective beginning in the second quarter of 2026, KKR has reported realized performance fees from its K-Series Private
Equity vehicles in Fee Related Performance Revenues. Historically, these realized performance fees were included within
Realized Performance Income. For the three and nine months ended September 30, 2026, performance revenues from its K-
Series Private Equity vehicles of approximately $220 million and $380 million were reported in fee related performance revenues in fee related earnings, respectively. For the three and nine months ended September 30, 2025, performance revenues from its K-Series Private Equity vehicles of approximately $150 million and $230 million were reported in net realized performance income, respectively. This change in classification reflects how KKR’s chief operating decision makers currently manage the business and aligns KKR's presentation with the prevailing classification disclosed by other publicly listed alternative asset managers. KKR has not recast prior-period amounts, as the impact of the reclassification is not material to previously reported results. Additionally, the change in classification had no impact on total segment revenues, total segment earnings, or consolidated net income.

Segment Presentation
The following tables set forth information regarding KKR's segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Asset Management
Management Fees (1)(2)	$1,201,108	$1,063,553	$3,643,576	$2,976,650
Transaction and Monitoring Fees, Net	327,864	328,124	801,842	823,882
Fee Related Performance Revenues	326,347	73,177	604,808	148,191
Fee Related Compensation	(324,680)	(256,350)	(883,913)	(691,027)
Other Operating Expenses	(214,669)	(175,568)	(619,820)	(515,403)
Fee Related Earnings	1,315,970	1,032,936	3,546,493	2,742,293
Realized Performance Income	602,315	930,659	2,205,814	1,697,429
Realized Performance Income Compensation	(451,737)	(697,994)	(1,646,161)	(1,267,461)
Realized Investment Income (3)	150,171	4,436	461,790	376,391
Realized Investment Income Compensation	(22,526)	(665)	(69,269)	(56,459)
Asset Management Segment Earnings	$1,594,193	$1,269,372	$4,498,667	$3,492,193

Insurance
Net Investment Income (1) (4)	$1,946,621	$1,835,025	$5,801,220	$5,352,893
Net Cost of Insurance	(1,551,282)	(1,353,141)	(4,473,503)	(3,968,104)
General, Administrative and Other	(165,066)	(177,231)	(548,894)	(543,432)
Insurance Operating Earnings	$230,273	$304,653	$778,823	$841,357

Strategic Holdings
Dividends, Net (2)	$191,574	$57,663	$276,906	$118,270
Strategic Holdings Operating Earnings	191,574	57,663	276,906	118,270
Net Realized Investment Income(3)	71,239	69,861	101,304	69,861
Strategic Holdings Segment Earnings	$262,813	$127,524	$378,210	$188,131

Total Segment Earnings	$2,087,279	$1,701,549	$5,655,700	$4,521,681
(1)Includes intersegment management fees of $172.0 million and $170.2 million earned by the Asset Management segment from the Insurance segment for the three months ended September 30, 2026 and 2025, respectively, and $522.9 million and $495.4 million for the nine months ended September 30,
2026 and 2025, respectively.
(2)Includes intersegment management fees of $10.9 million and $9.9 million earned by the Asset Management segment from the Strategic Holdings segment for the three months ended September 30, 2026 and 2025, respectively, and $32.8 million and $27.1 million for the nine months ended
September 30, 2026 and 2025, respectively.
(3)Includes intersegment performance fees of $12.6 million and $17.9 million earned by the Asset Management segment from the Strategic Holdings segment for the three and nine months ended September 30, 2026, respectively. There were $12.3 million performance fees earned for both the three and nine months ended September 30, 2025.
(4)Includes intersegment interest expense of $5.2 million and $6.6 million for the three months ended September 30, 2026 and 2025, respectively, and
$14.3 million and $14.3 million for the nine months ended September 30, 2026 and 2025, respectively.

	As of September 30,
	2026	2025
Segment Assets:
Asset Management	$28,548,565	$28,439,790
Insurance	277,209,947	265,634,247
Strategic Holdings	11,940,219	10,210,569
Total Segment Assets	$317,698,731	$304,284,606

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-Cash Expenses Excluded from Segment Earnings	2026	2025	2026	2025
Equity Based Compensation
Asset Management (1)	$220,654	$156,820	$592,977	$469,957
Insurance	19,452	28,487	65,467	72,550
Total Non-Cash Expenses	$240,106	$185,307	$658,444	$542,507
(1)For the three and nine months ended September 30, 2026, KKR recorded acquisition-related stock consideration of $44.6 million and $82.8 million, respectively.
Reconciliations of Total Segment Amounts
The following tables reconcile Segment Revenues, Expenses, Earnings, and Assets to their equivalent GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Total GAAP Revenues	$4,563,679	$5,525,975	$14,607,553	$13,725,001
Impact of Consolidation and Other	621,315	332,965	1,305,100	850,991
Asset Management Adjustments:
Capital Allocation-Based Income (Loss) (GAAP)	(575,919)	(638,764)	(2,440,153)	(2,708,601)
Realized Carried Interest (Performance Income)	533,843	883,458	2,090,407	1,616,480
Realized Investment Income	150,171	4,436	461,790	376,391
Capstone Fees	(35,255)	(27,327)	(91,691)	(72,919)
Expense Reimbursements	(57,962)	(46,788)	(165,577)	(108,490)
Strategic Holdings Adjustments:
Realized Investment Income and Dividends	262,813	149,712	378,210	210,319
Insurance Adjustments:
Net Premiums	(651,204)	(1,059,610)	(1,910,210)	(2,113,216)
Policy Fees	(339,722)	(339,735)	(1,005,185)	(1,013,182)
Other Income	(60,322)	(61,049)	(194,130)	(202,501)
(Gains) Losses from Investments	127,726	201,731	1,163,593	1,638,988
Non-Operating Changes in Policy Liabilities and Derivatives	278,076	(562,506)	(302,447)	(635,694)
Total Segment Revenues (1)	$4,817,239	$4,362,498	$13,897,260	$11,563,567
(1)Total Segment Revenues is comprised of (i) Management Fees, (ii) Transaction and Monitoring Fees, Net, (iii) Fee Related Performance Revenues, (iv)
Realized Performance Income, (v) Realized Investment Income, (vi) Net Investment Income, and (vii) Dividends, Net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Total GAAP Expenses	$3,716,990	$5,024,271	$12,993,384	$13,601,670
Impact of Consolidation and Other	30,647	(229,803)	(429,386)	(564,266)
Asset Management Adjustments:
Equity-based Compensation	(176,102)	(151,724)	(510,180)	(464,861)
Unrealized Carried Interest Compensation	309,171	188,642	318,116	(801,297)
Amortization of Intangibles	(12,695)	(715)	(25,382)	(715)
Transaction-related and Non-operating Items	(236,431)	(47,409)	(353,124)	(68,725)
Expense Reimbursements	(57,962)	(46,788)	(165,577)	(108,490)
Capstone Expenses	(30,826)	(23,285)	(84,951)	(68,307)
Insurance Adjustments:
Net Premiums	(651,204)	(1,059,610)	(1,910,210)	(2,113,216)
Policy Fees	(339,722)	(339,735)	(1,005,185)	(1,013,182)
Other Income	(60,322)	(61,049)	(194,130)	(202,501)
Non-Operating Changes in Policy Liabilities	271,290	(537,540)	(269,956)	(1,044,263)
Equity-Based Compensation	(19,452)	(28,487)	(65,467)	(72,550)
Amortization of Intangibles	(3,921)	(4,699)	(22,520)	(14,097)
Transaction-Related and Non-Operating Items	(9,501)	(21,120)	(33,872)	(23,314)
Total Segment Expenses (1)	$2,729,960	$2,660,949	$8,241,560	$7,041,886
(1)Total Segment Expenses is comprised of (i) Fee Related Compensation, (ii) Realized Performance Income Compensation, (iii) Realized Investment Income
Compensation, (iv) Net Cost of Insurance, (v) General, Administrative and Other, and (vi) Other Operating Expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Income (Loss) Before Tax (GAAP)	$1,510,452	$2,199,561	$3,347,326	$4,499,396
Impact of Consolidation and Other	86,141	(922,634)	(226,810)	(2,799,787)
Interest Expense, Net	85,508	56,692	260,974	184,221
Asset Management Adjustments:
Unrealized (Gains) Losses	234,747	(76,839)	540,488	560,252
Unrealized Carried Interest	386,450	235,801	389,146	(1,001,818)
Unrealized Carried Interest Compensation	(309,171)	(188,642)	(318,116)	801,297
Transaction-related and Non-operating Items(1)	236,431	47,409	353,124	68,725
Equity-based Compensation – Time based	58,270	63,287	184,689	205,314
Equity-based Compensation – Market Condition	117,832	88,437	325,491	259,548
Amortization of Acquired Intangibles	12,695	715	25,382	715
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(349,192)	(57,019)	(284,058)	(442,731)
Insurance Adjustments:
(Gains) Losses from Investments	67,124	166,098	1,034,128	1,815,122
Non-Operating Changes in Policy Liabilities and Derivatives	(82,882)	34,377	(97,923)	261,466
Transaction-Related and Non-Operating Items(1)	9,501	21,120	33,872	23,314
Equity-Based Compensation	19,452	28,487	65,467	72,550
Amortization of Acquired Intangibles	3,921	4,699	22,520	14,097
Total Segment Earnings	$2,087,279	$1,701,549	$5,655,700	$4,521,681
(1)For the three and nine months ended September 30, 2026, Transaction-related and Other Non-operating items include (i) $185 million and $262 million related to transaction-related costs and other corporate actions, respectively, which in both periods include a $230 million impairment charge taken on one of our asset management partnerships, accounted for under the equity method of accounting, partially offset by $75 million related to the release of a contingent reserve, (ii) $14 million and $38 million of costs associated with certain integration and restructuring initiatives across our Asset
Management and Insurance businesses, respectively, and (iii) $47 million and $87 million of acquisition-related stock consideration and other, respectively.

	As of
	September 30, 2026	September 30, 2025
Total GAAP Assets	$415,722,928	$398,480,928
Impact of Consolidation and Reclassifications	(91,046,990)	(88,424,549)
Carry Pool Reclassifications	(6,977,207)	(5,771,773)
Total Segment Assets	$317,698,731	$304,284,606
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
Share Repurchase Program
Under KKR's repurchase program, shares of common stock of KKR & Co. Inc. may be repurchased from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. In addition to the repurchases of common stock, the repurchase program will be used for the retirement (by the payment of tax withholding amounts upon net settlement or cash settlement) of equity grants pursuant to our 2019 Equity Incentive Plan representing the right to receive common stock. KKR expects that the program will be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase or retire any specific number of shares of common stock or equity grants, respectively, and the program may be suspended, extended, modified or discontinued at any time. In March 2026, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less (the “Share Repurchase
Program Increase Threshold”), the total available amount under the share repurchase program will automatically increase by an additional $500 million to the then remaining available amount. The Share Repurchase Program Increase Threshold was reached during the three months ended September 30, 2026, and an additional $500 million was added to the then remaining available amount. Following this increase, a total of $516 million was used to repurchase or retire shares of common stock or equity grants, and there was approximately $33 million remaining under the program as of November 4, 2026. On November
6, 2026, the share repurchase program was further amended such that the total available amount under the share repurchase program automatically increased by an additional $500 million to the then remaining available amount. Any additional increases to the total available amount would require a separate approval by the Board of Directors of KKR & Co. Inc. The repurchase program does not have an expiration date.
The following table presents the shares of KKR & Co. Inc. common stock that have been repurchased or equity grants retired under the repurchase program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of common stock repurchased	1,604,596	—	4,107,110	36,411
Equity grants for common stock retired	—	8,333	1,228,844	930,468
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
The following table presents the balances of, and changes in, Noncontrolling Interests:

	Three Months Ended September 30,
	2026	2025
Balance at the beginning of the period	$46,334,582	$40,755,618
Net Income (Loss) Attributable to Noncontrolling Interests	72,212	905,407
Other Comprehensive Income (Loss), net of tax	120,876	(17,972)
Equity-Based Compensation (Non-Cash Contribution)	143,284	104,346
Change in KKR & Co. Inc.'s Ownership Interest	(140,707)	(159,495)
Capital Contributions	1,774,385	2,885,584
Capital Distributions	(1,810,071)	(1,209,444)
Changes in Consolidation	8	—
Impact of Acquisition – HealthCare Royalty Management, LLC (1)	—	28,313
Balance at the end of the period	$46,494,569	$43,292,357

	Nine Months Ended September 30,
	2026	2025
Balance at the beginning of the period	$48,019,108	$36,747,947
Net Income (Loss) Attributable to Noncontrolling Interests	318,616	2,543,501
Other Comprehensive Income (Loss), net of tax	151,282	(13,019)
Equity-Based Compensation (Non-Cash Contribution)	380,100	302,562
Impact of Acquisition – Arctos (See Note 25)	68,355	—
Change in KKR & Co. Inc.'s Ownership Interest	177,335	(352,489)
Capital Contributions	4,265,510	4,782,659
Capital Distributions	(5,558,553)	(3,138,509)
Changes in Consolidation	(1,327,184)	2,391,392
Impact of Acquisition – HealthCare Royalty Management, LLC (1)	—	28,313
Balance at the end of the period	$46,494,569	$43,292,357
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
Expenses, and Other Liabilities in the accompanying consolidated statements of financial condition.

The following table presents the balances of, and changes in, Redeemable Noncontrolling Interests:

	Three Months Ended September 30,
	2026	2025
Balance at the beginning of the period	$3,068,273	$1,993,598
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	4,091	34,058
Capital Contributions	185,635	343,279
Capital Distributions	(10,098)	(10,539)
Balance at the end of the period	$3,247,901	$2,360,396

	Nine Months Ended September 30,
	2026	2025
Balance at the beginning of the period	$2,710,242	$1,585,177
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	57,360	110,727
Capital Contributions	662,941	707,908
Capital Distributions	(98,169)	(43,416)
Changes in Consolidation	(144,526)	—
Impact of Acquisition – Altavair (See Note 14)	60,053	—
Balance at the end of the period	$3,247,901	$2,360,396
24. COMMITMENTS AND CONTINGENCIES
Funding Commitments and Others
As of September 30, 2026, KKR had unfunded commitments consisting of $10.8 billion to its investment funds and vehicles. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and vehicles, KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and syndications in KKR's Capital Markets business line. As of September 30, 2026, these capital markets commitments amounted to $1.3 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of September 30, 2026, have been reduced to reflect the amount expected to be funded by such third parties. As of
September 30, 2026, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $7.0 billion.
Global Atlantic has commitments to purchase or fund investments of $11.1 billion as of September 30, 2026. These commitments include those related to mortgage loans, other lending facilities, and real assets. For those commitments that represent a contractual obligation to extend credit, Global Atlantic has recorded a liability of $18.4 million for current expected credit losses as of September 30, 2026.
In addition, Global Atlantic has entered into agreements to purchase loans. Global Atlantic's obligations under these agreements are subject to change, curtailment, and cancellation based on various provisions including repricing mechanics, due diligence reviews, and performance or pool quality, among other factors.
Global Atlantic has certain contingent funding obligations related to development-stage renewable energy projects in the amount of $322.2 million as of September 30, 2026, with expiration dates occurring between March 2027 and September
2027. For accounting purposes, these contingent funding obligations are considered guarantees of the obligations of the development-stage renewable energy projects.

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
As of September 30, 2026, approximately $196 million of carried interest was subject to this clawback obligation, assuming that all applicable carry-paying investment funds were liquidated at their September 30, 2026 fair values. Although
KKR would be required to remit the entire amount to fund investors that are entitled to receive the clawback payment, KKR would be entitled to seek reimbursement of approximately $86 million of that amount from Associates Holdings, which is not a KKR subsidiary. As of September 30, 2026, Associates Holdings had access to cash reserves sufficient to reimburse the full
$86 million that would be due to KKR. If the investments in all carry-paying funds were to be liquidated at zero value, a possibility that management views to be remote, the clawback obligation would have been approximately $5.4 billion as of
September 30, 2026. KKR will acquire control of Associates Holdings when KKR acquires its general partner upon the closing of the transactions contemplated to occur on the Sunset Date (as defined in Note 1 “Organization”), which will occur not later than December 31, 2026.
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
Since 2022, as previously disclosed, KKR has been subject to investigations by the Antitrust Division of the DOJ related to the accuracy and completeness of certain filings made by KKR pursuant to the premerger notification requirements under the
Hart‐Scott‐Rodino Act of 1976 (“HSR”) for certain transactions in 2021 and 2022. On January 14, 2025, the DOJ filed a civil antitrust complaint (the “DOJ Complaint”) in the U.S. District Court for the Southern District of New York against KKR and various KKR-sponsored investment entities (the “KKR Defendants”) alleging violations of the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including potential disgorgement and injunctive relief against future violations of the HSR Act. On January 14, 2025, KKR filed a complaint (the “KKR Complaint”) in the U.S. District Court for the District of
Columbia against Doha Mekki in her official capacity as Acting Assistant Attorney General of the United States for the
Antitrust Division, the DOJ, the Federal Trade Commission (“FTC”), and the United States of America pertaining to the HSR-
related investigations conducted by the DOJ. On January 16, 2025, KKR voluntarily dismissed the KKR Complaint filed in the
U.S. District Court for the District of Columbia and re-filed it in the U.S. District Court for the Southern District of New York as
related to the DOJ Complaint. The KKR Complaint requests various forms of relief, including declaratory judgments that: (i)
KKR did not violate the HSR Act; (ii) the DOJ’s and FTC’s interpretations of the HSR Act are unconstitutionally vague; and (iii)
the DOJ seeks an excessive fine in violation of the U.S. Constitution. KKR filed a motion to dismiss the DOJ Complaint on April
17, 2025. The DOJ filed its motion to dismiss the KKR Complaint on April 23, 2025, and KKR and the DOJ agreed to dismiss one count of the KKR Complaint and to stay the rest of the DOJ’s motion to dismiss pending resolution of KKR’s motion to dismiss the DOJ Complaint. On August 26, 2026, KKR entered into a Stipulation and Order (the “Stipulation”) with the DOJ to resolve the DOJ Complaint. Pursuant to the Stipulation and contingent on a proposed final judgment becoming effective, the DOJ would release all defendants from claims made in the DOJ Complaint, and KKR would pay civil penalties of $250.0 million to the DOJ (which amount will be reimbursed by outside law firms). Additionally, the DOJ notified KKR that it has terminated all of its related investigations against KKR and its affiliates. The Stipulation and a proposed final judgment were filed with the
U.S. District Court for the Southern District of New York on August 26, 2026. The proposed final judgment is subject to judicial approval under the Antitrust Procedures and Penalties Act, 15 U.S.C. § 16, for the limited purpose of determining whether the proposed final judgment is in the public interest. In addition, KKR is currently, and may from time to time become, subject to other investigations by the Antitrust Division of the DOJ and other U.S. or non-U.S. governmental authorities related to antitrust matters.
On October 19, 2026, the European Commission (the “EC”) delivered to KKR a Statement of Objections taking the preliminary view that, in connection with the EC’s 2024 clearance of the acquisition of control of FiberCop by investment vehicles managed by KKR, KKR submitted incorrect and/or misleading information concerning certain of FiberCop’s pre-
existing long-term agreements for the provision of wholesale access services to various Italian mobile telecommunications operators. The delivery of the Statement of Objections does not prejudge the final outcome of the investigation, and KKR strongly contests the EC’s preliminary findings. There can be no certainty as to the final outcome of the investigation, which could result in the EC imposing a fine on KKR or revoking the 2024 clearance decision.
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
Other Financing Arrangements
Global Atlantic has financing arrangements with unaffiliated third parties to support the reserves of its affiliated special purpose reinsurers. Total fees associated with these financing arrangements were $4.7 million and $4.3 million for the three months ended September 30, 2026 and 2025, respectively, and $14.0 million and $13.4 million for the nine months ended
September 30, 2026 and 2025, respectively, and are included in policy and other operating expenses in the consolidated statements of operations. As of both September 30, 2026, and December 31, 2025, the total capacity of the financing arrangements with third parties was $2.6 billion.
Other than the matters disclosed above, there were no outstanding or unpaid balances from the financing arrangements with unaffiliated third parties as of both September 30, 2026, and December 31, 2025.
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
Revenues and earnings attributable to Arctos following the completion of the Arctos Acquisition were determined to be immaterial for the three and nine months ended September 30, 2026. As a result, pro forma results of operations are not presented because they would not be materially different.
26. SUBSEQUENT EVENTS
Dividends
A dividend of $0.195 per share of common stock of KKR & Co. Inc. has been declared and was announced on November 9,
2026. This dividend will be paid on December 3, 2026 to common stockholders of record as of the close of business on
November 19, 2026.
A dividend of $0.78125 per share of Series D Mandatory Convertible Preferred Stock has been declared and was announced on November 9, 2026 and set aside for payment. This dividend will be paid on December 1, 2026 to holders of record of Series D Mandatory Convertible Preferred Stock as of the close of business on November 15, 2026.

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
Founded in 1976, KKR pioneered the leveraged buyout strategy and has been a leader of the private equity industry for five decades. Since the inception of our firm, we have expanded our investment strategies and product offerings from traditional private equity to other alternative asset classes such as leveraged credit, alternative credit, infrastructure, real estate, energy, growth equity, and core private equity. Over the same period, we scaled from being a U.S.-focused firm to a global operation with 37 offices around the world as of September 30, 2026. Our business further expanded with the acquisition of Global Atlantic in 2021, which today conducts our insurance business providing retirement and life insurance solutions. As of September 30, 2026, we managed $804 billion of assets under management, of which $223 billion comes from Global Atlantic.
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
Our Assets Under Management have grown and diversified in the last 15 years across Private Equity, Real Assets, and
Credit and Liquid Strategies as illustrated on the following chart. KKR has evolved from a relatively US-centric and traditional private equity firm to a global alternative asset manager. As of December 31, 2010, our traditional Private Equity strategy represented over 70% of our total AUM. As of September 30, 2026, traditional Private Equity was less than 25% of our total
AUM.
Assets Under Management ($ in billions):

$62
$60
$83
$100
$107
$120
$130
$168
$195
$218
$252
$471
$504
$553
$638
$744
$804
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
Q3'26

Liquid Strategies
Alternative Credit(3)
Credit and Liquid
Strategies(2)
$337
+18%
CAGR
Leveraged Credit(4)
Real Estate
Real Assets(1)(2)
$212
Infrastructure &
Energy
Growth Equity
Core Private Equity
Private Equity(2)
$256
Traditional Private
Equity
(1)Real estate credit lends across the risk return spectrum of investments secured by or relating to real property, including senior mortgage loans, mezzanine loans and mortgage-backed securities in North America and Europe. As of September 30, 2026, real estate credit AUM totals $42 billion. Real estate equity seeks core, core+ and opportunistic real estate investment opportunities by geography: North America, Europe and Asia Pacific. As of
September 30, 2026, real estate equity AUM totals $42 billion. This includes $12 billion from the management of two publicly listed Japanese REITs through our subsidiary, KJRM.
(2)The K-Series suite of vehicles are offered through various distribution channels to investors in the U.S. and other jurisdictions around the world. We have
K-Series vehicles that operate or invest in private equity companies, infrastructure assets, credit investments, and real estate. As of September 30, 2026, total K-Series AUM was $45 billion, which has grown significantly over the past three years.
(3)Our alternative credit strategy principally invests in debt and other investments that are privately originated and negotiated. Alternative credit includes our private credit strategy and Strategic Investments Group (“SIG”) strategy. Our private credit strategy consists of (i) asset-based finance (“ABF”), which is financing secured by cash flows from financial assets, contractual payments, or hard assets with counterparties like banks, specialty finance companies and corporate businesses, and (ii) corporate private credit, which is a credit investment where we have privately originated and negotiated the terms of the debt instrument directly with a corporate borrower. As of September 30, 2026, private credit AUM totals $139 billion, which is comprised of (i) $91 billion of ABF of which $69 billion is high grade ABF and (ii) $49 billion of corporate private credit. Our references to “high grade ABF” generally refers to credit investments that were rated investment grade (BBB- or better) or have a risk profile of an investment grade rating in our determination.
(4)Our leveraged credit strategy principally invests in the debt of a corporate borrower that we acquired through a syndicated offering arranged by a third party or traded through a secondary market transaction. As a result, corporate credit investments in our Leveraged Credit strategy generally trade in secondary markets and are more liquid than our corporate private credit investments. Leveraged credit includes investment portfolios made in KKR’s collateralized loan obligations and U.S. and European leveraged credit strategies including leveraged loans and high-yield bonds.

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
Global Atlantic primarily generates income by earning a spread between the investment income generated from originated assets and the required cost of benefits payable to policyholders. Global Atlantic also earns fees paid by policyholders on certain types of insurance contracts and fees paid by third-party investors, which are reported in our asset management segment. As of September 30, 2026, Global Atlantic serves approximately 4 million policyholders.
The following table represents Global Atlantic’s new business volumes by business and product for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2026		2025	2026
Individual Channel (1):
Retirement Products	$3,285	$3,059		$9,937	$6,943
Preneed Life	296	324		837	943

Institutional Channel(2)(3)	$7,779	$3,658		$15,262	$6,775
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
Strategic Holdings
Our Strategic Holdings segment, which we started reporting in the first quarter of 2024, acquires and manages interests in operating companies that are owned by the firm. Today, those companies primarily consist of our participation in our core private equity strategy. We have acquired, and in the future we expect to continue to acquire, other long-term assets outside of, and in addition to, our participation in our core private equity strategy. Strategic Holdings is not limited to acquiring companies in specific industries. We intend to hold the companies in our Strategic Holdings segment over a longer period of time, and we believe most of these companies generally have a lower risk profile than would be typical for an investment through our traditional private equity strategy. We currently expect our Strategic Holdings segment primarily to generate income from the receipt of dividends from our ownership stakes in these businesses and, upon the sale of any ownership stake, realized investment income from such sale. As of September 30, 2026, our Strategic Holdings segment consisted of our ownership stakes in 19 companies.

The fees and carried interest paid by the third party investors in our core private equity funds continue to be reported in our Asset Management segment and are not reported in our Strategic Holdings segment. Our Asset Management segment charges our Strategic Holdings segment a quarterly management fee. Additionally, our Asset Management segment charges a performance fee from the sale of our interests in the companies included in our Strategic Holdings segment. The management and performance fees are charged in order to represent the cost of providing advisory services by our Asset Management segment rather than determining the allocable costs borne by our Asset Management segment to support our Strategic
Holdings segment.
Based on information made available to management as of September 30, 2026, the following represents KKR’s pro-rata portion of LTM Adjusted EBITDA(1) of operating companies in Strategic Holdings as of June 30, 2026:

By Geography	By Industry
Based on information made available to management as of September 30, 2026, the following represents KKR’s pro-rata portion of LTM Adjusted Revenue(1) and LTM Adjusted EBITDA(1) of operating companies in Strategic Holdings as of June 30,
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
The United States, during the three months ended September 30, 2026, continued to experience economic growth, despite facing certain headwinds, including with inflation remaining above the U.S. Federal Reserve Board’s 2.0% target rate and with costs-of-living continuing to pressure many U.S. households. During the three months ended September 30, 2026, the U.S. Federal Reserve Board raised the federal funds rate to 3.875%.
Real gross domestic product (“GDP”) growth in the Eurozone during the three months ended September 30, 2026 remained subdued. In Europe during the three months ended September 30, 2026, the European Central Bank raised the deposit rate to 2.5% as Eurozone core inflation remained above the European Central Bank’s 2.0% inflation target.

In Asia, Japan’s economy continued to recover moderately in the third quarter of 2026, with industrial production and private investment increasing, although consumption slowed notably. During the three months ended September 30, 2026, the Bank of Japan raised its policy rate to 1.25%. In China, the economy grew during the three months ended September 30,
2026, but continued to face headwinds, including weak domestic demand and ongoing contraction in the property sector.
Several key economic indicators in the United States and in other countries and regions in which we operate include:
•GDP. In the United States, real GDP expanded at an annualized rate of 3.4% for the three months ended September
30, 2026, compared to an annualized expansion of 2.2% for the three months ended June 30, 2026. Eurozone real
GDP expanded at an annualized rate of 1.6% for the three months ended September 30, 2026, compared to an annualized growth of 2.4% for the three months ended June 30, 2026. In Japan, real GDP is expected to have expanded by 1.0% for the three months ended September 30, 2026, down from a 1.4% annualized expansion for the three months ended June 30, 2026. Real GDP in China expanded at a 4.8% annualized rate for the three months ended September 30, 2026, up from annualized growth of 3.6% reported for the three months ended June 30, 2026.
•Interest Rates. The target federal funds rate set by the U.S. Federal Reserve Board was 3.875% as of September 30,
2026, up from 3.625% as of June 30, 2026. The benchmark short-term interest rate set by the European Central Bank was 2.50% as of September 30, 2026, up from 2.25% as of June 30, 2026. The benchmark short-term interest rate set by the Bank of Japan was 1.25% as of September 30, 2026, up from 1.00% as of June 30, 2026. The benchmark interest rate set by The People’s Bank of China was 3.0% as of September 30, 2026, unchanged from 3.0% as of June
30, 2026.
•Inflation. The U.S. core consumer price index rose 2.6% on a year-over-year basis as of September 30, 2026, the same change as the 2.6% increase on a year-over-year basis as of June 30, 2026. Eurozone core inflation was estimated to have increased 2.5% on a year-over-year basis as of September 30, 2026, up from 2.4% on a year-over-
year basis as of June 30, 2026. In Japan, core inflation rose 2.2% on a year-over-year basis as of September 30, 2026, up from 1.2% on a year-over-year basis as of June 30, 2026. Core inflation in China was 1.0% on a year-over-year basis as of September 30, 2026, unchanged from 1.0% as of June 30, 2026.
•Unemployment. The U.S. unemployment rate was 4.2% as of September 30, 2026, unchanged from June 30, 2026.
Eurozone unemployment was 6.4% as of September 30, 2026, unchanged from June 30, 2026. The unemployment rate in Japan was 2.5% as of September 30, 2026, unchanged from June 30, 2026. The unemployment rate in China was 5.2% as of September 30, 2026, up from 5.0% as of June 30, 2026.
Several key financial market indicators in the United States and in other countries and regions in which we operate include:
•Equity Markets. For the three months ended September 30, 2026, the S&P 500 was up 2.30%, the MSCI Europe Index
was down 1.60%, the MSCI Asia Pacific Index was up 1.80% and the MSCI World Index was up 2.0% in U.S. dollar terms, on a total return basis including dividends. Equity market volatility as evidenced by the Chicago Board Options
Exchange Market Volatility Index (VIX), a measure of volatility, ended at 16.3 as of September 30, 2026, decreasing from 16.5 as of June 30, 2026.
•Credit Markets. During the three months ended September 30, 2026, U.S. investment grade corporate bond spreads
(BofA Merrill Lynch US Corporate Index) widened by 8 basis points. The non-investment grade credit indices were mixed during the three months ended September 30, 2026, with the S&P/LSTA Leveraged Loan Index up 1.90% and the BofAML HY Master II Index down 1.80%. During the three months ended September 30, 2026, the 10-year government bond yields rose 82 basis points in the United States, rose 73 basis points in Germany, rose 38 basis points in Japan, rose 67 basis points in the UK, and fell 5 basis points in China.
•Commodity Markets. During the three months ended September 30, 2026, the 3-year forward price of WTI crude oil increased approximately 3.9%, and the 3-year forward price of natural gas increased from approximately $3.38 per
MMBtu as of June 30, 2026 to $3.61 per MMBtu as of September 30, 2026. The Japan spot LNG import price increased to approximately $21.30 per MMBtu as of September 30, 2026, from approximately $17.63 per MMBtu as of June 30, 2026.
•Foreign Exchange Rates. For the three months ended September 30, 2026, the euro fell 0.8%, the British pound rose
0.02%, the Japanese yen rose 3.3%, and the Chinese renminbi rose 1.2%, respectively, relative to the U.S. dollar.
The United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven by, among other things, geopolitical and global trade concerns, including the imposition of tariffs and threats of tariffs and impacts from the conflicts in the Middle East. This volatility and uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various impacts, including on the valuations of certain of our investment vehicles' investments, the pace and volume of our capital market transactions, deployments, and realizations, and our fundraising activities.
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

Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the three months ended
September 30, 2026 and 2025. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see “—Analysis of Segment Operating Results.” See “Risk Factors” in our Annual Report and “—Business
Environment” in this report for more information about risks, uncertainties, and other market and economic conditions that may impact our business, financial performance, operating results and valuations.
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

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change
Revenues
Asset Management and Strategic Holdings
Fees and Other	$1,185,866	$1,105,238	$80,628
Capital Allocation-Based Income (Loss)	575,919	638,764	(62,845)
	1,761,785	1,744,002	17,783
Insurance
Net Premiums	651,204	1,059,610	(408,406)
Policy Fees	339,722	339,735	(13)
Net Investment Income	2,074,141	1,969,779	104,362
Net Investment-Related Gains (Losses)	(323,495)	351,800	(675,295)
Other Income	60,322	61,049	(727)
	2,801,894	3,781,973	(980,079)
Total Revenues	4,563,679	5,525,975	(962,296)

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	754,198	954,983	(200,785)
Occupancy and Related Charges	35,814	30,597	5,217
General, Administrative and Other	315,575	414,891	(99,316)
	1,105,587	1,400,471	(294,884)
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $(125,910) and $34,370, respectively; remeasurement (gain) loss on policy liabilities: $(30,983) and $(106,152), respectively.)	2,123,867	3,075,361	(951,494)
Amortization of Policy Acquisition Costs	69,356	86,962	(17,606)
Interest Expense	76,391	72,064	4,327
Policy and Other Operating Expense	341,789	389,413	(47,624)
	2,611,403	3,623,800	(1,012,397)
Total Expenses	3,716,990	5,024,271	(1,307,281)

Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	(229,379)	1,197,827	(1,427,206)
Dividend Income	781,833	416,233	365,600
Interest Income	749,092	806,711	(57,619)
Interest Expense	(637,783)	(722,914)	85,131

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change
Total Investment Income (Loss)	663,763	1,697,857	(1,034,094)

Income (Loss) Before Taxes	1,510,452	2,199,561	(689,109)

Income Tax Expense (Benefit)	272,543	359,739	(87,196)

Net Income (Loss)	1,237,909	1,839,822	(601,913)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	4,091	34,058	(29,967)
Net Income (Loss) Attributable to Noncontrolling Interests	72,212	905,407	(833,195)
Net Income (Loss) Attributable to KKR & Co. Inc.	1,161,606	900,357	261,249

Series D Mandatory Convertible Preferred Stock Dividends	40,430	40,430	—

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$1,121,176	$859,927	$261,249
Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management and
Strategic Holdings
Revenues
For the three months ended September 30, 2026 and 2025, revenues consisted of the following:

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change
Management Fees	$780,825	$668,524	$112,301
Fee Credits	(121,892)	(211,382)	89,490
Transaction Fees	372,164	516,783	(144,619)
Monitoring Fees	57,028	55,601	1,427
Incentive Fees	4,524	1,597	2,927
Expense Reimbursements	57,962	46,788	11,174
Consulting Fees	35,255	27,327	7,928
Total Fees and Other	1,185,866	1,105,238	80,628

Carried Interest	552,084	621,925	(69,841)
General Partner Capital Interest	23,835	16,839	6,996
Total Capital Allocation-Based Income (Loss)	575,919	638,764	(62,845)

Total Revenues	$1,761,785	$1,744,002	$17,783
Fees and Other
Total Fees and Other for the three months ended September 30, 2026, increased compared to the three months ended
September 30, 2025, primarily as a result of an increase in management fees and a decrease in fee credits, which were partially offset by a decrease in transaction fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see “—Analysis of Asset
Management Segment Operating Results.”

The increase in management fees was primarily attributable to (i) management fees earned on new capital raised and net asset appreciation over the past twelve months from our private equity and infrastructure K-Series vehicles, (ii) management fees contributed by Arctos funds following the acquisition of Arctos during the second quarter of 2026, and (iii) management fees earned from Asia Pacific Infrastructure Investors III and Asian Fund V, primarily due to management fees commencing subsequent to the third quarter of 2025. The increase was partially offset by (i) a decrease in management fees earned from
Asian Fund IV as a result of entering its post-investment period in the second quarter of 2026, and now paying fees based on invested capital rather than committed capital and at a lower fee rate and (ii) a lower level of management fees earned from
Global Infrastructure Investors V, primarily due to a higher level of management fees earned on new capital raised in the prior period that was retroactive to the start of the fund’s investment period.
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
credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the three months ended September 30, 2026, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment vehicles, most notably private equity and infrastructure K-Series vehicles, Global Infrastructure Investors IV, and North America Fund XIV.
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
Investment Income (Loss)
Net Gains (Losses) from Investment Activities for the three months ended September 30, 2026
The net losses from investment activities for the three months ended September 30, 2026 were $(229.4) million. See
Note 4 “Net Gains (Losses) from Investment Activities – Asset Management and Strategic Holdings” in our financial statements for detail of realized and unrealized gains and losses from Investment Activities by asset class.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these investment gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.

For the three months ended September 30, 2026, net losses from investment activities were driven primarily by mark-to-
market losses relating to (i) our investment in OHB SE (industrials sector) held in our consolidated European Fund VI (USD)
fund, (ii) Landal (consumer products sector) and PetVet Care Centers, LLC, both held through our consolidated core private equity vehicles, and (iii) a $230 million impairment charge taken on one of our asset management partnerships that is accounted for under the equity method of accounting. These net losses were partially offset by mark-to-market gains primarily relating to our investment in USI Insurance Services LLC (financial services sector) and IVI-RMA (healthcare sector)
held through our consolidated core private equity vehicles.
Net investment gains (losses) for each asset class are influenced by the valuation methodology applied to each asset, as well as factors specific to each investment. For the three months ended September 30, 2026, net investment gains (losses)
were primarily generated in the following asset classes:
•Private Equity (including core private equity), which primarily was impacted by a mix of the operating performance of certain portfolio companies and market multiples changes across various sectors. Changes in market multiples varied across regions and sectors used in the market comparables methodology for the valuation of Level III investments;
and
•Real Assets, which primarily benefited from the overall positive operating performance of certain infrastructure and energy assets partially offset by higher cost of capital assumptions. Changes in market multiples varied across regions / sectors used in the market comparables methodology for the valuation of Level III investments.
See “Risk Factors” in our Annual Report and “—Business Environment” in this report for more information about the factors that may impact our business, financial performance, operating results, and valuation.
Net Gains (Losses) from Investment Activities for the three months ended September 30, 2025
The net gains from investment activities for the three months ended September 30, 2025 were $1.2 billion. See Note 4
”Net Gains (Losses) from Investment Activities – Asset Management and Strategic Holdings” in our financial statements for detail of realized and unrealized gains and losses from Investment Activities by asset class.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these investment gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
For the three months ended September 30, 2025, net gains from investment activities were driven primarily by (i) mark-
to-market gains primarily relating to Heartland Dental LLC (healthcare sector), Headlands Research, Inc. (healthcare sector), and BridgeBio Pharma, Inc. (NASDAQ: BBIO) and (ii) mark-to-market gains on certain foreign exchange forward contracts.
These net gains were partially offset by (i) mark-to-market losses relating to OneStream, Inc. (NASDAQ: OS) and PetVet Care
Centers, LLC (health care sector) and (ii) mark-to-market losses on certain investments held in consolidated CLOs.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the three months ended September 30, 2025, net investment gains (losses) were primarily generated in the following asset classes:
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
See “Risk Factors” in our Annual Report and “—Business Environment” in this report for more information about the factors that may impact our business, financial performance, operating results, and valuation.
Dividend Income
During the three months ended September 30, 2026, dividend income was primarily from (i) our investment in 1-800
Contacts, April SA, and USI Insurance Services LLC (which is subject to a pending sale) held through our consolidated core private equity vehicles and (ii) various investments in certain of our consolidated opportunistic real estate equity funds.

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
Interest Income
The decrease in interest income during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to the impact of lower short-term market interest rates, such as the Secured
Overnight Financing Rate (“SOFR”), during the current period on floating rate credit investments held in consolidated CLOs and at certain of our consolidated alternative credit funds. The decrease was partially offset by the impact of closing CLOs that are consolidated subsequent to September 30, 2025. For a discussion of other factors that affected KKR's interest income, see
“—Analysis of Asset Management Segment Operating Results.”
Interest Expense
The decrease in interest expense during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to the impact of lower short-term market interest rates, such as SOFR, during the current period on floating rate debt obligations held in consolidated CLOs and at certain consolidated funds and other investment vehicles. The decrease was partially offset by (i) the impact of closing CLOs that were consolidated subsequent to
September 30, 2025, and (ii) an increase in the amount of borrowings outstanding. For a discussion of other factors that affected KKR's interest expense, see “—Key Segment and Non-GAAP Performance Measures.”
Expenses
Compensation and Benefits
The decrease in compensation and benefits during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to a lower level of accrued carried interest compensation driven by a lower level of carried interest income earned in the current period, partially offset by a higher level of equity-based compensation related to new equity grants subsequent to September 30, 2025.
Occupancy and Related Charges
The increase in occupancy and related charges during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to new office leases commencing subsequent to September 30,
2025.
General, Administrative and Other
The decrease in general, administrative and other expenses during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to the release of a contingent reserve in the current period. This decrease was partially offset by a higher level of information technology costs.

Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the three months ended September 30, 2026 and 2025, revenues consisted of the following:

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Net Premiums	$651,204	$1,059,610	$(408,406)
Policy Fees	339,722	339,735	(13)
Net Investment Income	2,074,141	1,969,779	104,362
Net Investment-Related Gains (Losses)	(323,495)	351,800	(675,295)
Other Income	60,322	61,049	(727)
Total Insurance Revenues	$2,801,894	$3,781,973	$(980,079)
Net Premiums
Net premiums decreased for the three months ended September 30, 2026, as compared to the three months ended
September 30, 2025, primarily due to a decrease in new premiums earned on pension risk transfer and flow reinsurance with life contingencies or morbidity risk during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Initial premiums from new business are generally offset by a comparable change in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net Investment Income
Net investment income increased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to (i) increased average assets under management due to growth in assets in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the current and preceding quarters, and (ii) higher average portfolio yields.
Net Investment-Related Gains (Losses)
The components of net investment-related gains (losses) were as follows:

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Equity Index Options	$200,072	$466,343	$(266,271)
Interest Rate Contracts	(481,117)	30,581	(511,698)
Equity Futures Contracts	8,105	(39,386)	47,491
Foreign Exchange and Other Derivative Contracts	(5,135)	104,968	(110,103)
Funds Withheld Payable Embedded Derivatives	1,518,304	(453,627)	1,971,931
Funds Withheld Receivable Embedded Derivatives	(14,957)	(30,797)	15,840
Net Gains (Losses) on Derivative Instruments	1,225,272	78,082	1,147,190
Net Other Investment Gains (Losses)	(1,548,767)	273,718	(1,822,485)
Net Investment-Related Gains (Losses)	$(323,495)	$351,800	$(675,295)
Net Gains (Losses) on Derivative Instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable for the three months ended
September 30, 2026 was primarily driven by the changes in the fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and real asset investments. The underlying investments in the funds withheld at interest payable portfolio decreased in value during the three months ended September 30, 2026, and increased during the three months ended September 30, 2025, resulting in a gain and a loss on the related embedded derivative, respectively. The changes in fair value of the underlying portfolios in the respective periods are primarily due to long-term market interest and credit spread changes, and portfolio rotation activity.
The decrease in the fair value of interest rate contracts was primarily driven by an increase in long-term market interest rates during the three months ended September 30, 2026, as compared to a decrease in long-term market interest rates during the three months ended September 30, 2025, resulting in a loss on interest rate contracts for the three months ended
September 30, 2026, as compared to a gain on interest rate contracts for the three months ended September 30, 2025.
The decrease in the fair value of equity index options was primarily driven by the relative performance of the underlying indices during each respective period. Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global Atlantic's equity index options are based on the S&P 500 Index, which increased during both the three months ended September 30, 2026, and 2025, (but to a lesser extent during the former), and due to an increase in the notional amount of equity market contracts outstanding.
The decrease in the fair value of foreign exchange and other derivative contracts was primarily driven by a decrease due to appreciation of the U.S. dollar against the euro and British pound during the three months ended September 30, 2026 and as compared to depreciation during the three months ended September 30, 2025.
Net Other Investment Gains (Losses)
The components of net other investment gains (losses) were as follows:

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Realized Gains (Losses) on Investments Not Supporting Asset-Liability Matching Strategies	$—	$8,710	$(8,710)
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	(202,812)	(50,492)	(152,320)
(Addition To) Release of Credit Loss Allowances	(106,782)	(74,362)	(32,420)
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	(1,213,310)	381,315	(1,594,625)
Unrealized Gains (Losses) on Other Investments Accounted Under a Fair-Value Option and Equity Investments	(152,947)	62,059	(215,006)
Unrealized Gains (Losses) on Real Assets	12,248	31,867	(19,619)
Realized Gains (Losses) on Real Assets	(54,051)	362	(54,413)
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	119,454	(35,391)	154,845
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(11,711)	(4,004)	(7,707)
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	2,445	(42,550)	44,995
Other	58,699	(3,796)	62,495
Net Other Investment-Related Gains (Losses)	$(1,548,767)	$273,718	$(1,822,485)
The change in net other investment-related gains (losses) for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to (i) an increase in unrealized losses on fixed maturity securities classified as trading (primarily due to an increase in long-term interest rates during the period), (ii) an increase in unrealized losses on investments accounted under a fair value option and certain investments in real assets, primarily due to unfavorable changes in the related market segment multiples, (iii) an increase in net realized losses on available-for-sale
(“AFS”) fixed maturity securities due to portfolio sales, and (iv) an increase in credit loss allowances on mortgage and other loan receivables and available-for-sale fixed maturity securities during the three months ended September 30, 2026.
Offsetting these increases in net other investment-related losses was an increase in foreign exchange gains on non-U.S.
dollar denominated investments primarily due to greater foreign exchange volatility from the appreciation of the U.S. dollar against the euro and British pound during the three months ended September 30, 2026, (largely offset by the change in foreign exchange derivative contracts noted above under “Net Gains (Losses) on Derivative Instruments”).
Realized gains (losses) on funds withheld at interest payable portfolio represents investment gains and losses on the funds withheld investment portfolio ceded to assuming reinsurers. Realized gains increased during the period due to an increase in realized losses ceded to the assuming reinsurers, generally offsetting the gross net other investment-related gains
(losses) discussed above.
Expenses
Net Policy Benefits and Claims
Net policy benefits and claims decreased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to (i) the change in the value of embedded derivatives in Global Atlantic’s fixed indexed annuity products as a result of a smaller increase in equity market gains for the three months ended September
30, 2026, as compared to the three months ended September 30, 2025 (as discussed above under “—Consolidated Results of
Operations (GAAP Basis)—Revenues—Net investment-related gains (losses)”, Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains (losses) on derivative instruments, and generally offset the change in embedded derivative fair value reported in net policy benefits and claims), and (ii) a decrease in fair value liabilities and market risk benefits as a result of an increase in discount rates as a result of higher long-term market interest rates. Offsetting the impact of these decreases was the impact of higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a low interest rate environment.
In addition to the above noted decreases, net policy benefits and claims was impacted in part by a decrease in favorable impacts related to assumption review and other related items for the three months ended September 30, 2026 and 2025. The assumptions on which reserves, deferred revenue and expenses are based are intended to represent an estimate of the benefits that are expected to be payable to, and fees or premiums that are expected to be collectible from, policyholders in future periods. Global Atlantic reviews the adequacy of its reserves, deferred revenue and expenses, and the assumptions underlying those items at least annually, usually in the third quarter, referred to as an “assumption review.” As Global Atlantic analyzes its assumptions, to the extent Global Atlantic chooses to update one or more of those assumptions, there may be an
“unlocking” impact. Generally, favorable unlocking means the change in assumptions required a reduction in reserves, or in deferred revenue liabilities, and unfavorable unlocking means the change in assumptions required an increase in reserves or in deferred revenue liabilities, or a reduction in deferred expenses.
In the third quarter of 2026, there was a net unfavorable assumption review and other related items impact of $23 million on net policy benefits and claims, which was primarily due to the (i) unfavorable impact of long-term interest rates on certain lapse assumptions, and (ii) net unfavorable changes to mortality assumptions, offset in part by the favorable impact of lower projected option costs on fixed-indexed annuity accumulation products.
In the third quarter of 2025, there was a net favorable assumption review impact of $106.2 million on net policy benefits and claims, which was primarily due to (i) higher expected yield assumptions for certain interest-sensitive life products, (ii)
favorable expected surrender and persistency assumption changes for certain income annuity, variable annuity, and life insurance products, and (iii) a decrease in expected morbidity assumptions on long-term care riders for certain fixed annuity products, offset in part by (i) higher mortality rate assumptions for certain life insurance products, and (ii) higher surrender rate assumptions for certain assumed annuity products.
Amortization of Policy Acquisition Costs
Amortization of policy acquisition costs decreased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to remeasurement gain impacts to the cost-of-reinsurance asset intangible, offset in part by an increase in deferred acquisition costs amortization for the three months ended September 30,
2026 associated with the cumulative impact of new business volumes generated from preneed insurance over the preceding twelve months.
Interest Expense
Interest expense increased for the three months ended September 30, 2026, as compared to the three months ended
September 30, 2025, primarily due to (i) a higher weighted average interest rate on subordinated debt outstanding and (ii)
higher levels of outstanding debt of consolidated special purpose vehicles.

Policy and Other Operating Expense
General, administrative and other decreased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to (i) a decrease in commission expense, and (ii) a decrease in compensation expense, as compared to the three months ended September 30, 2025.
Other Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income tax expense decreased for the three months ended September 30, 2026, as compared to the three months ended
September 30, 2025, primarily due to a higher level of certain income tax deductions and credits, partially offset by a higher level of income attributable to KKR common stockholders. For a discussion of factors that impacted KKR's tax provision, see
Note 18 “Income Taxes” in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
Net income (loss) attributable to redeemable noncontrolling interests relates primarily to net income (loss) attributable to third-party limited partner interests in consolidated investment funds and other investment vehicles when the noncontrolling interests have redemption features that are not solely within the control of KKR. Net income (loss) attributable to redeemable noncontrolling interests decreased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to a lower level of investment income from investment activities at these consolidated investment funds and other investment vehicles in the current period.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests relates primarily to net income (loss) attributable to (i) non-
redeemable third-party limited partner interests in consolidated investment funds and other investment vehicles and (ii)
exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. Net income (loss) attributable to noncontrolling interests decreased for the three months ended
September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to a lower level of investment income from investment activities at these consolidated investment funds and other investment vehicles, partially offset by a higher level of income attributable to exchangeable securities in the current period.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. increased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to (i) a higher level of asset management fee related income, and (ii) the favorable impact of higher long-term market interest rates on market risk benefits and policy liabilities carried at fair value, which were partially offset by (i) a lower level of capital allocation-based income from our asset management business, and (ii) a higher level of insurance realized investment losses on available-for-sale fixed maturity securities in the current period.

Analysis of Consolidated Results of Operations (GAAP Basis - Unaudited)
The following is a discussion of our consolidated results of operations on a GAAP basis for the nine months ended
September 30, 2026 and 2025. You should read this discussion in conjunction with the financial statements and related notes included elsewhere in this report. For a more detailed discussion of the factors that affected our segment results in these periods, see “—Analysis of Segment Operating Results.” See “Risk Factors” in our Annual Report and “—Business
Environment” in this report for more information about risks, uncertainties, and other market and economic conditions that may impact our business, financial performance, operating results, and valuations.
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

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change
Revenues
Asset Management and Strategic Holdings
Fees and Other	$3,553,150	$2,916,482	$636,668
Capital Allocation-Based Income (Loss)	2,440,153	2,708,601	(268,448)
	5,993,303	5,625,083	368,220
Insurance
Net Premiums	1,910,210	2,113,216	(203,006)
Policy Fees	1,005,185	1,013,182	(7,997)
Net Investment Income	6,102,327	5,616,405	485,922
Net Investment-Related Gains (Losses)	(597,602)	(845,386)	247,784
Other Income	194,130	202,501	(8,371)
	8,614,250	8,099,918	514,332
Total Revenues	14,607,553	13,725,001	882,552

Expenses
Asset Management and Strategic Holdings
Compensation and Benefits	2,995,435	3,365,683	(370,248)
Occupancy and Related Charges	113,115	99,702	13,413
General, Administrative and Other	1,147,546	1,039,220	108,326
	4,256,096	4,504,605	(248,509)
Insurance
Net Policy Benefits and Claims (including market risk benefit (gain) loss of $(18,050) and $244,897, respectively; remeasurement (gain) loss on policy liabilities: $(30,983) and $(63,900), respectively.)	7,312,417	7,575,360	(262,943)
Amortization of Policy Acquisition Costs	302,601	265,733	36,868
Interest Expense	224,905	212,465	12,440
Policy and Other Operating Expense	897,365	1,043,507	(146,142)
	8,737,288	9,097,065	(359,777)
Total Expenses	12,993,384	13,601,670	(608,286)

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change
Investment Income (Loss) - Asset Management and Strategic Holdings
Net Gains (Losses) from Investment Activities	251,496	3,032,152	(2,780,656)
Dividend Income	1,276,906	1,026,266	250,640
Interest Income	2,223,476	2,402,451	(178,975)
Interest Expense	(2,018,721)	(2,084,804)	66,083
Total Investment Income (Loss)	1,733,157	4,376,065	(2,642,908)

Income (Loss) Before Taxes	3,347,326	4,499,396	(1,152,070)

Income Tax Expense (Benefit)	704,033	620,612	83,421

Net Income (Loss)	2,643,293	3,878,784	(1,235,491)
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests	57,360	110,727	(53,367)
Net Income (Loss) Attributable to Noncontrolling Interests	318,616	2,543,501	(2,224,885)
Net Income (Loss) Attributable to KKR & Co. Inc.	2,267,317	1,224,556	1,042,761

Series D Mandatory Convertible Preferred Stock Dividends	121,289	78,166	43,123

Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders	$2,146,028	$1,146,390	$999,638
Consolidated Results of Operations (GAAP Basis - Unaudited) - Asset Management and
Strategic Holdings
Revenues
For the nine months ended September 30, 2026 and 2025, revenues consisted of the following:

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change
Management Fees	$2,370,176	$1,793,039	$577,137
Fee Credits	(442,825)	(482,364)	39,539
Transaction Fees	1,120,926	1,250,321	(129,395)
Monitoring Fees	181,289	157,362	23,927
Incentive Fees	66,316	16,715	49,601
Expense Reimbursements	165,577	108,490	57,087
Consulting Fees	91,691	72,919	18,772
Total Fees and Other	3,553,150	2,916,482	636,668

Carried Interest	2,306,077	2,490,708	(184,631)
General Partner Capital Interest	134,076	217,893	(83,817)
Total Capital Allocation-Based Income (Loss)	2,440,153	2,708,601	(268,448)

Total Revenues	$5,993,303	$5,625,083	$368,220

Fees and Other
Total Fees and Other for the nine months ended September 30, 2026, increased compared to the nine months ended
September 30, 2025, primarily as a result of an increase in management fees and to a lesser extent incentive fees, which were partially offset by a decrease in transactions fees.
For a more detailed discussion of the factors that affected our transaction fees during the period, see “—Analysis of Asset
Management Segment Operating Results.”
The increase in management fees was primarily attributable to (i) management fees earned on new capital raised and net asset appreciation in our private equity and infrastructure K-Series vehicles, (ii) management fees commencing at North
America Fund XIV in the second quarter of 2025, and (iii) management fees contributed by Arctos funds following the acquisition of Arctos during the second quarter of 2026. The increase was partially offset by (i) a decrease in management fees earned from Americas Fund XII due to a step-down in the management fee rate in the third quarter of 2025 and (ii) a decrease in management fees earned from Asian Fund IV as a result of entering its post-investment period in the second quarter of 2026, and now paying fees based  on  invested  capital  rather  than committed capital and at a lower fee rate.
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
credit.
Capital Allocation-Based Income (Loss)
Capital Allocation-Based Income (Loss) for the nine months ended September 30, 2026, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment vehicles, most notably at our private equity and infrastructure K-Series vehicles, Global Impact Fund II, and North America Fund XIII. Capital
Allocation-Based Income (Loss) for the nine months ended September 30, 2025, was positive primarily due to the net appreciation of the underlying investments in many of our unconsolidated carry-earning investment vehicles, most notably
Asian Fund IV, North America Fund XIII and our private equity and infrastructure K-Series vehicles.
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

Net Gains (Losses) from Investment Activities
Net Gains (Losses) from Investment Activities for the nine months ended September 30, 2026
The net gains from investment activities for the nine months ended September 30, 2026 were $251.5 million. See Note 4
“Net Gains (Losses) from Investment Activities – Asset Management and Strategic Holdings” in our financial statements for detail of net gains and losses from Investment Activities by asset class.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these investment gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
For the nine months ended September 30, 2026, net gains from investment activities were driven primarily by (i) mark-to-
market gains on our investments in USI Insurance Services LLC (which is subject to a pending sale) and 1-800 Contacts, both held through our consolidated core private equity vehicles, and OHB SE held in our consolidated European Fund VI (USD)
fund, and (ii) mark-to-market gains on certain foreign exchange forward contracts. These mark-to-market gains were partially offset by  (i) mark-to-market losses on our investment in PetVet Care Centers, LLC and Barracuda Networks, Inc. (technology sector), (ii) a $230 million impairment charge taken on one of our asset management partnerships that is accounted for under the equity method of accounting, and (iii) mark-to-market losses at certain consolidated alternative credit funds.
Net investment gains (losses) for each asset class are influenced by the valuation methodology applied to each asset, as well as factors specific to each investment. For the nine months ended September 30, 2026, net investment gains (losses)
were primarily generated in the following asset classes:
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
See “Risk Factors” in our Annual Report and “—Business Environment” in this report for more information about the factors that may impact our business, financial performance, operating results, and valuation.
Net Gains (Losses) from Investment Activities for the nine months ended September 30, 2025
The net gains from investment activities for the nine months ended September 30, 2025 were $3.0 billion. See Note 4
“Net Gains (Losses) from Investment Activities – Asset Management and Strategic Holdings” in our financial statements for detail of realized and unrealized gains and losses from Investment Activities by asset class.
Investment gains and losses relating to our general partner capital interest in our unconsolidated funds are not reflected in our discussion and analysis of Net Gains (Losses) from Investment Activities. Our economics associated with these investment gains and losses are reflected in Capital Allocation-Based Income (Loss) as described above.
For the nine months ended September 30, 2025, net gains from investment activities were driven primarily by mark-to-
market gains primarily relating to our investments in Exact Holdings B.V., USI Insurance Services LLC, and IVI-RMA held through our consolidated core private equity vehicles. These mark-to-market gains were partially offset by (i) unrealized losses on certain foreign exchange forward contracts, (ii) mark-to-market losses primarily relating to our investment in PetVet
Care Centers, LLC and Onestream, and (iii) unrealized losses on certain investments held in consolidated CLOs.
The factors that affect each investment strategy vary depending on the nature of the asset class and the valuation methodology employed. For the nine months ended September 30, 2025, net investment gains (losses) were primarily generated in the following asset classes:
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
Dividend Income
During the nine months ended September 30, 2026, dividend income was primarily from (i) our investments in 1-800
Contacts, USI Insurance Services LLC (which is subject to a pending sale), April SA, and Viridor Limited, all held through our consolidated core private equity vehicles and (ii) various investments in certain of our consolidated opportunistic real estate equity funds. During the nine months ended September 30, 2025, dividend income was primarily from (i) our investments in
1-800 Contacts Inc., April SA, and Atlantic Aviation FBO Inc., held through our consolidated core vehicles and (ii) various investments in certain of our consolidated opportunistic real estate equity funds.
Significant dividends from portfolio companies and consolidated funds are generally not recurring quarterly dividends, and while they may occur in the future, their size and frequency are variable. For a discussion of other factors that affected
KKR's dividend income, see “—Analysis of Asset Management Segment Operating Results.”
Interest Income
The decrease in interest income during the nine months ended September 30, 2026, compared to the nine months ended
September 30, 2025, was primarily due to (i) the impact of lower short-term market interest rates, such as SOFR, during the current period on floating rate credit investments held in consolidated CLOs and certain of our consolidated alternative credit funds and (ii) investment monetizations at certain consolidated alternative credit funds subsequent to September 30, 2025.
The decrease was partially offset by the impact of closing CLOs that were consolidated subsequent to September 30, 2025.
For a discussion of other factors that affected KKR's interest income, see “—Analysis of Asset Management Segment
Operating Results.”
Interest Expense
The decrease in interest expense during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to the impact of lower short-term market interest rates, such as SOFR, during the current period on floating rate debt obligations held in consolidated CLOs and at certain consolidated funds and other investment vehicles. The decrease was partially offset by (i) the impact of  closing CLOs that were consolidated subsequent to
September 30, 2025, and (ii) an increase in the amount of borrowings outstanding. For a discussion of other factors that affected KKR's interest expense, see “—Key Segment and Non-GAAP Performance Measures.”
Expenses
Compensation and Benefits
The decrease in compensation and benefits during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to a lower level of accrued carried interest compensation driven by a lower level of carried interest income earned in the current period, partially offset by a higher level of equity-based compensation related to new equity grants in the current period.
Occupancy and Related Charges
The increase in occupancy and related charges during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to new office leases commencing subsequent to September 30, 2025.
General, Administrative and Other
The increase in general, administrative and other expenses during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to (i) a higher level of expenses reimbursable from our investment funds, (ii) acquisition-related costs, and (iii) a higher level of information technology costs. The increase was partially offset by the release of a contingent reserve in the current period.

Consolidated Results of Operations (GAAP Basis - Unaudited) - Insurance
Revenues
For the nine months ended September 30, 2026 and 2025, revenues consisted of the following:

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Net Premiums	$1,910,210	$2,113,216	$(203,006)
Policy Fees	1,005,185	1,013,182	(7,997)
Net Investment Income	6,102,327	5,616,405	485,922
Net Investment-Related Gains (Losses)	(597,602)	(845,386)	247,784
Other Income	194,130	202,501	(8,371)
Total Insurance Revenues	$8,614,250	$8,099,918	$514,332
Net Premiums
Net premiums decreased for the nine months ended September 30, 2026, as compared to the nine months ended
September 30, 2025, primarily due to a decrease in new premiums earned on assumed flow reinsurance and pension risk transfer in the institutional market channel (all with either life contingencies or morbidity risk), offset in part by higher preneed life insurance premiums. Initial premiums from new business are generally offset by a comparable change in policy reserves reported within net policy benefits and claims (as discussed below under “Expenses—Net policy benefits and claims”).
Net Investment Income
Net investment income increased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to (i) increased average assets under management due to growth in assets in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the preceding twelve months, and (ii) an increase in average portfolio yields due to portfolio rotation into higher yielding fixed maturity debt securities, and investment in alternative asset classes, such as real assets.
Net Investment-Related Gains (Losses)
The components of net investment-related gains (losses) were as follows:

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Equity Index Options	$841,931	$760,717	$81,214
Interest Rate Contracts	(639,052)	136,767	(775,819)
Equity Futures Contracts	(44,924)	(45,502)	578
Foreign Exchange and Other Derivative Contracts	144,494	(216,287)	360,781
Funds Withheld Payable Embedded Derivatives	1,634,915	(652,789)	2,287,704
Funds Withheld Receivable Embedded Derivatives	(6,053)	(38,612)	32,559
Net Gains (Losses) on Derivative Instruments	1,931,311	(55,706)	1,987,017
Net Other Investment Gains (Losses)	(2,528,913)	(789,680)	(1,739,233)
Net Investment-Related Gains (Losses)	$(597,602)	$(845,386)	$247,784
Net Gains (Losses) on Derivative Instruments
The increase in the fair value of embedded derivatives on funds withheld at interest payable for the nine months ended
September 30, 2026 was primarily driven by the changes in the fair value of the underlying investments in the funds withheld at interest payable portfolio, which is primarily comprised of fixed maturity securities (designated as trading for accounting purposes), mortgage and other loan receivables, and real asset investments. The underlying investments in the funds withheld at interest payable portfolio decreased in value during the nine months ended September 30, 2026 and increased during the nine months ended September 30, 2025, resulting in a gain and a loss on the related embedded derivative, respectively. The changes in fair value of the underlying portfolios are primarily due to market interest and credit spread changes – during the nine months ended September 30, 2026, long-term market interest rates generally increased (for example, yields on 10 and 30-year U.S. Treasury securities generally increased during the period, ending higher in absolute terms). In contrast, during the nine months ended September 30, 2025, long-term market interest rates generally decreased
(for example, yields on 10 and 30-year U.S. Treasury securities generally declined during the period, ending lower in absolute terms). Credit spreads generally widened during both periods.
The decrease in the fair value of interest rate contracts was primarily driven by an increase in long-term market interest rates during the nine months ended September 30, 2026, as compared to a decrease in long-term market interest rates during the nine months ended September 30, 2025, resulting in a loss on interest rate contracts for the nine months ended
September 30, 2026, as compared to a gain on interest rate contracts for the nine months ended September 30, 2025.
The increase in the fair value of foreign exchange and other derivative contracts was primarily driven by (i) an appreciation of the U.S. dollar against the euro and British pound during the nine months ended September 30, 2026, as compared to a depreciation of the U.S. dollar against the euro and British pound during the nine months ended
September 30, 2025, and (ii) an increase in the notional amount of foreign exchange derivative contracts outstanding.
The increase in the fair value of equity index options was primarily driven by the performance of the underlying indices.
Global Atlantic purchases equity index options to hedge the market risk of embedded derivatives in indexed universal life and fixed-indexed annuity products (the change in which is accounted for in net policy benefits and claims). The majority of Global
Atlantic's equity index options are based on the S&P 500 Index, which increased during both the nine months ended
September 30, 2026 and 2025. In addition, the average notional amount of equity market contracts outstanding as of
September 30, 2026, increased as compared to September 30, 2025.
Net Other Investment Gains (Losses)
The components of net other investment gains (losses) were as follows:

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Realized Gains (Losses) on Investments Not Supporting Asset-Liability Matching Strategies	$—	$43,015	$(43,015)
Realized Gains (Losses) on Available-for-Sale Fixed Maturity Securities	(469,310)	(1,577,554)	1,108,244
(Addition To) Release of Credit Loss Allowances	(389,535)	(175,524)	(214,011)
Impairment of Available-for-Sale Fixed Maturity Securities Due to Intent to Sell	(53,372)	—	(53,372)
Unrealized Gains (Losses) on Fixed Maturity Securities Classified as Trading	(1,394,857)	601,424	(1,996,281)
Unrealized Gains (Losses) on Other Investments Accounted Under a Fair-Value Option and Equity Investments	(265,683)	63,774	(329,457)
Unrealized Gains (Losses) on Real Assets	6,142	45,126	(38,984)
Realized Gains (Losses) on Real Assets	(32,202)	17,757	(49,959)
Realized Gains (Losses) on Funds Withheld at Interest Payable Portfolio	155,292	80,417	74,875
Realized Gains (Losses) on Funds Withheld at Interest Receivable Portfolio	(15,283)	(67,488)	52,205
Foreign Exchange Gains (Losses) on Non-USD Denominated Investments	(86,775)	223,227	(310,002)
Other	16,670	(43,854)	60,524
Net Other Investment-Related Gains (Losses)	$(2,528,913)	$(789,680)	$(1,739,233)
The increase in net other investment-related losses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to (i) an increase in unrealized losses on fixed maturity securities classified as trading due to an increase in long-term market interest rates during the period, (ii) an increase in unrealized losses on investments accounted under a fair value option and real assets, primarily due to unfavorable changes in the related market segment multiples, (iii) an increase in foreign exchange losses on non-USD denominated investments due to the appreciation of the U.S. dollar against the euro and British pound during the nine months ended September 30, 2026, and an increase in the notional amount of non-USD denominated investments (largely offset by the change in foreign exchange derivative contracts noted above under “Net Gains (Losses) on Derivative Instruments”), (iv) an increase in credit loss allowances on mortgage and other loan receivables and available-for-sale fixed maturity securities during the nine months ended September 30, 2026, and (v) an impairment to a fixed-maturity security sold shortly after the end of the second quarter of 2026.
Offsetting this increase was a decrease in realized losses on available-for-sale fixed maturity securities due to a decrease in portfolio trades during the nine months ended September 30, 2026.
Realized gains (losses) on funds withheld at interest payable portfolio represents investment gains and losses on the funds withheld investment portfolio ceded to assuming reinsurers. Realized gains increased during the period due to an increase in realized losses ceded to the assuming reinsurers, generally offsetting the gross net other investment-related gains
(losses) discussed above.
Expenses
Net Policy Benefits and Claims
Net policy benefits and claims decreased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to (i) the change in the value of embedded derivatives in Global Atlantic’s fixed indexed annuity products (as discussed above under “—Consolidated Results of Operations (GAAP Basis)—Revenues—
Net investment-related gains (losses)”, Global Atlantic purchases equity index options in order to hedge this risk, the fair value changes of which are accounted for in gains (losses) on derivative instruments, and generally offset the change in embedded derivative fair value reported in net policy benefits and claims), (ii) a decrease in new business flows from pension risk transfer with either life contingencies in the nine months ended September 30, 2026, as compared to the nine months ended
September 30, 2025, (iii) a decrease in market risk benefits gains for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, which was largely driven by an increase in long-term market interest rates (such as yields on 10- and 30-year U.S. Treasury securities) for the nine months ended September 30, 2026, as compared to a decrease in long-term market interest rates during the nine months ended September 30, 2025, and (iv) a decrease in net favorable impact from assumption review (as discussed below.)
Partially offsetting these decreases was the impact of higher average funding costs due to higher crediting rates and the ordinary-course run-off of older business originated in a lower interest rate environment.
For the nine months ended September 30, 2026, there was a net unfavorable assumption review and other related items impact of $23 million on net policy benefits and claims, which was primarily due to the (i) unfavorable impact of long-term interest rates on certain lapse assumptions and (ii) net unfavorable changes to mortality assumptions, offset in part by the favorable impact of lower projected option costs on fixed-indexed annuity accumulation products.
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
Amortization of Policy Acquisition Costs
Amortization of policy acquisition costs increased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to an increase in amortization of deferred acquisition costs due to growth in annuity and preneed insurance new business volumes over the preceding year, offset in part by a decrease in amortization on cost-of-reinsurance assets due to the impact of remeasurement losses in the current period.
Interest Expense
Interest expense increased for the nine months ended September 30, 2026, as compared to the nine months ended
September 30, 2025, primarily due to (i) a higher weighted average interest rate on subordinated debt outstanding and (ii)
higher levels of outstanding debt of consolidated special purpose vehicles.

Policy and Other Operating Expense
Policy and other operating expense decreased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to (i) a decrease in commission expense due to a decrease in individual channel new business volumes, primarily in fixed-rate annuities, as compared against the nine months ended September 30,
2025, and (ii) a decrease in compensation expense. Offsetting these decreases was an increase in (i) amortization of certain insurance distribution intangibles, and (ii) a higher level of information technology costs.
Other Consolidated Results of Operations (GAAP Basis - Unaudited)
Income Tax Expense (Benefit)
Income tax expense increased for the nine months ended September 30, 2026, as compared to the nine months ended
September 30, 2025, primarily driven by the higher level of income before taxes attributable to KKR common stockholders partially offset by a higher level of certain income tax deductions and credits. For a discussion of factors that impacted KKR's tax provision, see Note 18 “Income Taxes” in our financial statements included elsewhere in this report.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
Net income (loss) attributable to redeemable noncontrolling interests relates primarily to net income (loss) attributable to third-party limited partner interests in consolidated investment funds and other investment vehicles when the noncontrolling interests have redemption features that are not solely within the control of KKR. Net income (loss) attributable to redeemable noncontrolling interests decreased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to a lower level of investment income from investment activities at these consolidated investment funds and other investment vehicles in the current period.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests relates primarily to net income (loss) attributable to (i) non-
redeemable third-party limited partner interests in consolidated investment funds and other investment vehicles and (ii)
exchangeable securities representing ownership interests in KKR Group Partnership until they are exchanged for common stock of KKR & Co. Inc. Net income (loss) attributable to noncontrolling interests decreased for the nine months ended
September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to a lower level of investment income from investment activities at these consolidated investment funds and other investment vehicles, partially offset by a higher level of income attributable to exchangeable securities in the current period.
Net Income (Loss) Attributable to KKR & Co. Inc.
Net income (loss) attributable to KKR & Co. Inc. for the nine months ended September 30, 2026, increased compared to the nine months ended September 30, 2025, primarily due to (i) a higher level of asset management fee related income, (ii) a lower level of insurance realized investment losses on available-for-sale fixed maturity securities in the current period, and (iii)
the favorable impact of higher long-term market interest rates on market risk benefits and policy liabilities carried at fair value, which were partially offset by a lower level of capital allocation-based income from our asset management business.
Consolidated Statements of Financial Condition (GAAP Basis - Unaudited)
Please see our consolidated statements of financial condition on a GAAP basis as of September 30, 2026 and
December 31, 2025 in our financial statements included in this report.
KKR & Co. Inc. Stockholders’ Equity - Common Stock decreased from December 31, 2025 primarily due to (i) unrealized losses on available-for-sale securities from Global Atlantic that are recorded in other comprehensive income, (ii) common stock repurchases and (iii) dividends to common and preferred stockholders, which were partially offset by net income attributable to KKR & Co. Inc. common stockholders.

Consolidated Statements of Cash Flows (GAAP Basis - Unaudited)
The following is a discussion of our consolidated cash flows for the nine months ended September 30, 2026 and 2025.
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
Net Cash Provided (Used) by Operating Activities
Our net cash provided (used) by operating activities was $7.1 billion and $5.4 billion during the nine months ended
September 30, 2026 and 2025, respectively. Our operating activities primarily included: (i) investments purchased (asset management and strategic holdings), net of proceeds from investments (asset management and strategic holdings) of
$1.0 billion and $(2.0) billion during the nine months ended September 30, 2026 and 2025, respectively, (ii) net realized gains
(losses) on investments (asset management and strategic holdings) of $1.6 billion and $601.3 million during the nine months ended September 30, 2026 and 2025, respectively, (iii) change in unrealized gains (losses) on investments (asset management and strategic holdings) of $(1.3) billion and $2.4 billion during the nine months ended September 30, 2026 and 2025, respectively, (iv) capital allocation-based income (loss) (asset management and strategic holdings) of $2.4 billion and $2.7 billion during the nine months ended September 30, 2026 and 2025, respectively, (v) net investment and policy liability-
related gains (losses) (insurance) of $(1.2) billion and $(2.7) billion during the nine months ended September 30, 2026 and
2025, respectively, and (vi) interest credited to policyholder account balances (net of policy fees) (insurance) of $4.4 billion and $3.6 billion during the nine months ended September 30, 2026 and 2025, respectively. Investment funds are investment companies under GAAP and reflect their investments and other financial instruments at fair value.
Net Cash Provided (Used) by Investing Activities
Our net cash provided (used) by investing activities was $1.7 billion and $(12.0) billion during the nine months ended
September 30, 2026 and 2025, respectively. Our investing activities primarily included: (i) investments purchased (insurance), net of proceeds from investments (insurance), of $2.0 billion and $(11.8) billion during the nine months ended September 30,
2026 and 2025, respectively, (ii) acquisitions, net of cash acquired, of $(176.6) million and $(146.3) million during the nine months ended September 30, 2026 and 2025, respectively, and (iii) the purchase of fixed assets of $(115.4) million and
$(126.9) million during the nine months ended September 30, 2026 and 2025, respectively.
Net Cash Provided (Used) by Financing Activities
Our net cash provided (used) by financing activities was $(3.3) billion and $14.0 billion during the nine months ended
September 30, 2026 and 2025, respectively. Our financing activities primarily included: (i) contributions from, net of distributions to, our noncontrolling and redeemable noncontrolling interests of $(664.0) million and $2.3 billion during the nine months ended September 30, 2026 and 2025, respectively, (ii) proceeds received, net of repayment of debt obligations, of $1.0 billion and $2.2 billion during the nine months ended September 30, 2026 and 2025, respectively, (iii) proceeds from the issuance of Series D Mandatory Convertible Preferred Stock (net of issuance cost) of $2.5 billion during the nine months ended September 30, 2025, (iv) additions to, net of withdrawals from, contractholder deposit funds (insurance) of
$(2.4) billion and $7.6 billion during the nine months ended September 30, 2026 and 2025, respectively, (v) common stock dividends of $(514.9) million and $(485.1) million during the nine months ended September 30, 2026 and 2025, respectively, and (vi) Series D Mandatory Convertible Preferred Stock Dividends of $(121.3) million and $(78.2) million during the nine months ended September 30, 2026 and 2025, respectively.

Analysis of Segment Operating Results
The following is a discussion of the results of our business on a segment basis. You should read this discussion in conjunction with the information included under “—Analysis of Non-GAAP Performance Measures” and the financial statements and related notes included elsewhere in this report. See “Risk Factors” in our Annual Report and “—Business
Environment” in this report for more information about factors that may impact our business, financial performance, operating results, and valuations.
Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the three months ended September 30, 2026 and 2025.
Effective beginning in the second quarter of 2026, KKR has reported realized performance revenues from its K-Series
Private Equity vehicles in Fee Related Performance Revenues. Historically, these realized performance revenues were included within Realized Performance Income. For the three months ended September 30, 2026, approximately $220 million were reported in fee related performance revenues in fee related earnings. For the three months ended September 30, 2025, realized performance revenues from its K-Series Private Equity vehicles of approximately $150 million were reported in net realized performance income. This change in classification reflects how management currently manages the business and aligns KKR's presentation with the prevailing classification disclosed by other publicly listed alternative asset managers, which we believe should enhance comparability for investors. KKR has not recast prior-period amounts, as the impact of the reclassification is not material to previously reported results. Additionally, the change in classification had no impact on total segment revenues, total segment earnings, consolidated GAAP net income, or Adjusted Net Income.

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Management Fees	$1,201,108	$1,063,553	$137,555
Transaction and Monitoring Fees, Net	327,864	328,124	(260)
Fee Related Performance Revenues	326,347	73,177	253,170
Fee Related Compensation	(324,680)	(256,350)	(68,330)
Other Operating Expenses	(214,669)	(175,568)	(39,101)
Fee Related Earnings	1,315,970	1,032,936	283,034
Realized Performance Income	602,315	930,659	(328,344)
Realized Performance Income Compensation	(451,737)	(697,994)	246,257
Realized Investment Income	150,171	4,436	145,735
Realized Investment Income Compensation	(22,526)	(665)	(21,861)
Asset Management Segment Earnings	$1,594,193	$1,269,372	$324,821
Management Fees
The following table presents management fees by business line:

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Management Fees
Private Equity	$466,113	$394,380	$71,733
Real Assets	394,904	350,225	44,679
Credit and Liquid Strategies	340,091	318,948	21,143
Total Management Fees	$1,201,108	$1,063,553	$137,555

The increase in Private Equity management fees was primarily attributable to (i) management fees contributed by Arctos funds following the acquisition of Arctos during the second quarter of 2026, (ii) management fees earned on new capital raised and net asset appreciation over the past twelve months from our private equity K-Series vehicles, net of certain revenue sharing arrangements, and (iii) management fees commencing at Asian Fund V due to fees turning on during the current quarter. The increase was partially offset by a decrease in management fees earned from Asian Fund IV as a result of entering its post-investment period in the second quarter of 2026, and now paying feesbased on invested capital rather than committed capital and at a lower fee rate. During the three months ended September 30, 2026, no management fees were earned on new capital raised that were retroactive to the start of the relevant fund's investment period.
The increase in Real Assets management fees was primarily attributable to (i) management fees earned on new capital raised and net asset appreciation from our infrastructure K-Series vehicles, net of certain revenue sharing arrangements, and
(ii) management fees commencing at Asia Infrastructure III in the fourth quarter of 2025. The increase was partially offset by a lower level of management fees earned from Global Infrastructure Investors V, primarily due to a higher level of management fees earned on new capital raised in the prior period that was retroactive to the start of the fund’s investment period.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) capital deployment over the past twelve months in certain alternative credit strategy accounts, for which the fee base is invested capital, (ii)
management fees earned from new CLO issuances in the U.S. and Europe over the past twelve months and (iii) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Transaction and Monitoring Fees, Net
Private Equity	$15,944	$30,327	$(14,383)
Real Assets	21,628	20,290	1,338
Credit and Liquid Strategies	663	1,738	(1,075)
Capital Markets	289,629	275,769	13,860
Total Transaction and Monitoring Fees, Net	$327,864	$328,124	$(260)
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
The decrease in Private Equity transaction and monitoring fees, net was primarily due to the decrease in the level of capital invested in the current period.
The increase in Capital Markets transaction fees was primarily due to an increase in the transaction size of capital markets transactions for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Overall, we completed 104 capital markets transactions for the three months ended September 30, 2026, of which 11 represented equity offerings and 93 represented debt offerings, as compared to 114 capital markets transactions for the three months ended September 30, 2025, of which 18 represented equity offerings and 96 represented debt offerings. We earn fees in connection with underwriting, syndication, and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our private equity, real assets, and credit business lines as well as from third-party companies. For the three months ended September 30, 2026, approximately 19% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to 16% for the three months ended September 30, 2025. Our transaction fees are comprised of fees earned in North America, Europe, and the Asia-Pacific region. For the three months ended September 30, 2026, approximately 32% of our transaction fees were generated outside of North America as compared to approximately 41% for the three months ended September 30, 2025. Our
Capital Markets business line is dependent on the overall capital markets environment, which is influenced by equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.
See “—Analysis of Asset Management Segment Operating Results—Capital Invested” for more information about capital invested by business line. See “Risk Factors” in our Annual Report and “—Business Environment” in this report for more information about the factors that may impact our business, financial performance, operating results, and valuations.
Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Fee Related Performance Revenues
Private Equity	$219,743	$—	$219,743
Real Assets	100,168	55,373	44,795
Credit and Liquid Strategies	6,436	17,804	(11,368)
Total Fee Related Performance Revenues	$326,347	$73,177	$253,170
Fee related performance revenues represent performance revenues that are (i) expected to be received from our investment funds, investment vehicles, and accounts on a more recurring basis and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle, or account.
The increase in fee related performance revenues for the three months ended September 30, 2026 compared to the prior period was primarily due to (i) performance revenues from K-Series Private Equity vehicles being reported in fee related performance revenues, beginning in 2026, and (ii) a higher level of performance revenues earned from one of our K-Series infrastructure vehicles in our Real Assets business line. The increase was partially offset by no performance revenues earned from FSK in our Credit and Liquid Strategies business line in the current period. Beginning with the second quarter of 2026,
KKR has agreed to waive 100% of its portion of the FSK incentive fee for the next four consecutive quarters.
Fee Related Compensation
The increase in fee related compensation for the three months ended September 30, 2026 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of fee related revenues.
Other Operating Expenses
The increase in other operating expenses for the three months ended September 30, 2026 compared to the prior period was primarily due to a higher level of occupancy, information technology, and corporate general and administrative costs.
Fee Related Earnings
The increase in fee related earnings for the three months ended September 30, 2026 compared to the prior period was primarily due to (i) a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies
business lines and (ii) a higher level of fee related performance revenues earned in our Private Equity and Real Assets business lines, partially offset by a higher level of fee related compensation and other operating expenses, as described above.

Realized Performance Income
Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.
The following table presents realized performance income by business line:

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Realized Performance Income
Private Equity	$489,681	$702,475	$(212,794)
Real Assets	103,083	197,593	(94,510)
Credit and Liquid Strategies	9,551	30,591	(21,040)
Total Realized Performance Income	$602,315	$930,659	$(328,344)

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Private Equity
Global Impact Fund II	$333,193	$—	$333,193
Americas Fund XII	—	55,824	(55,824)
Private Equity K-Series	—	152,303	(152,303)
Asian Fund IV	—	357,526	(357,526)
Other	156,488	136,822	19,666
Total Realized Performance Income	$489,681	$702,475	$(212,794)
Realized performance income in our Private Equity business line for the three months ended September 30, 2026 consisted primarily of realized proceeds from the sale of our investment in CoolIT Systems held by Global Impact Fund II.
Realized performance income in our Private Equity business line for the three months ended September 30, 2025 consisted primarily of (i) realized proceeds from the sale of our investment in Seiyu Group held by Asian Fund IV and (ii)
performance income from one of our private equity K-Series vehicles.

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Real Assets
Global Infrastructure Investors IV	$100,000	$—	$100,000
Global Infrastructure Investors III	—	68,025	(68,025)
Asia Pacific Infrastructure Investors	—	110,000	(110,000)
Other	3,083	19,568	(16,485)
Total Realized Performance Income	$103,083	$197,593	$(94,510)
Realized performance income in our Real Assets business line for the three months ended September 30, 2026 consisted primarily of realized proceeds from the sale of our investment in Ocean Yield ASA held by Global Infrastructure Investors IV.
Realized performance income in our Real Assets business line for the three months ended September 30, 2025 consisted primarily of realized proceeds from the sale of our investment in Pinnacle Towers (infrastructure: telecommunications infrastructure sector) held by Asia Pacific Infrastructure Investors and Metronet held by Global Infrastructure Investors III.

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Credit and Liquid Strategies
Lending Partners III	$961	$2,628	$(1,667)
Alternative Credit Vehicles and Other	8,590	27,963	(19,373)
Total Realized Performance Income	$9,551	$30,591	$(21,040)
Realized performance income in our Credit and Liquid Strategies business line for the three months ended September
30, 2026 and 2025 consisted primarily of realized proceeds at Lending Partners III and certain other alternative credit funds.
Realized Performance Income Compensation
The decrease in realized performance income compensation for the three months ended September 30, 2026 compared to the prior period was primarily due to a lower level of compensation recorded in connection with the lower level of realized performance income.
Realized Investment Income
The following table presents realized investment income in our Principal Activities business line:

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Total Realized Investment Income	$150,171	$4,436	$145,735
The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.
For the three months ended September 30, 2026, realized investment income was primarily comprised of a realized gain from the sale of our investment in BridgeBio Pharma, Inc. offset by (i) a realized loss on one of our investments in a real estate investment vehicle and (ii) realized losses from the sales of various revolving credit facilities in our Capital Markets business line.
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
Realized investment income includes the net income (loss) from KKR Capstone. For the three months ended September
30, 2026, total fees attributable to KKR Capstone were $35.3 million and total expenses attributable to KKR Capstone were
$30.8 million. For KKR Capstone-related adjustments in reconciling segment revenues and expenses to GAAP revenues and expenses see Note 21 “Segment Reporting” in our financial statements.
Realized Investment Income Compensation
The increase in realized investment income compensation for the three months ended September 30, 2026 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income.
Operating and Capital Metrics
See also “Fund Performance Metrics” for more information about our investment funds, vehicles and accounts across our
Private Equity, Real Assets and Credit and Liquid Strategies business lines, including investment performance, capital commitments, uncalled capital commitments, and invested capital of each. See also “Risk Factors” in our Annual Report and
“—Business Environment” in this report for more information about the factors that may impact our business, financial performance, operating results and valuations.
The following tables present our key Asset Management segment operating and capital metrics:

	As of
($ in millions)	September 30, 2026	June 30, 2026	Change

Assets Under Management	$804,388	$796,487	$7,901
Fee Paying Assets Under Management	$647,887	$638,403	$9,484
Uncalled Commitments	$145,638	$142,656	$2,982

	Three Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change

Capital Invested	$20,132	$26,100	$(5,968)
Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from June 30, 2026 to September
30, 2026:

($ in millions)
June 30, 2026	$254,736
New Capital Raised	4,064
Distributions and Other	(5,248)
Redemptions	(175)
Change in Value	2,715
September 30, 2026	$256,092
AUM of our Private Equity business line was $256.1 billion at September 30, 2026, an increase of $1.4 billion, compared to $254.7 billion at June 30, 2026.
The increase was primarily attributable to (i) new capital raised from our private equity K-Series vehicles and Asian Fund V and (ii) appreciation in investment value primarily from North America Fund XIV, our Core Investment Vehicles, and North
America Fund XIII. Partially offsetting the increase were distributions to fund investors primarily as a result of realized proceeds, most notably from Global Impact Fund II and our Core Investment Vehicles.
For the three months ended September 30, 2026, the value of our traditional private equity investment portfolio had no significant change in value. This was comprised of a 1% increase in value of our privately held investments and a 10% decrease in share prices of publicly held investments. For the three months ended September 30, 2026, the value of our growth equity investment portfolio (including our global impact strategy) increased by 3% and core private equity investment portfolio had no significant change in value.

Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from June 30, 2026 to September 30,
2026:

($ in millions)
June 30, 2026	$210,919
New Capital Raised	6,704
Distributions and Other	(8,695)
Redemptions	(170)
Change in Value	2,961
September 30, 2026	$211,719
AUM of our Real Assets business line was $211.7 billion at September 30, 2026, an increase of $0.8 billion, compared to
$210.9 billion at June 30, 2026.
The increase was primarily attributable to (i) new capital raised from our infrastructure K-Series vehicles and Helix Digital
Infrastructure, and, to a lesser extent, (ii) the appreciation in investment value from Global Infrastructure Investors IV, and our infrastructure K-Series vehicles. Partially offsetting the increase were distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors IV and payments to Global Atlantic policyholders.
For the three months ended September 30, 2026, the value of our infrastructure investment portfolio increased 4% and our opportunistic real estate equity investment portfolio decreased 2%.
Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from June 30, 2026 to September 30, 2026:

($ in millions)
June 30, 2026	$330,832
New Capital Raised	14,403
Distributions and Other	(6,657)
Redemptions	(1,811)
Change in Value	(190)
September 30, 2026	$336,577
AUM of our Credit and Liquid Strategies business line was $336.6 billion at September 30, 2026, an increase of $5.8 billion, compared to $330.8 billion at June 30, 2026.
The increase was primarily attributable to new capital raised from Global Atlantic inflows and various alternative credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders and (ii) distributions to, and redemptions from, fund investors at certain alternative and leveraged credit funds.
See “Risk Factors” in our Annual Report and “—Business Environment” in this report for more information about the factors that may impact our business, financial performance, operating results and valuations.

Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from June 30, 2026 to
September 30, 2026:

($ in millions)
June 30, 2026	$168,137
New Capital Raised	4,328
Distributions and Other	(2,220)
Redemptions	(175)
Change in Value	532
September 30, 2026	$170,602
FPAUM of our Private Equity business line was $170.6 billion at September 30, 2026, an increase of $2.5 billion, compared to $168.1 billion at June 30, 2026.
The increase was primarily attributable to new capital raised from our private equity K-Series vehicles and Asian Fund V.
Partially offsetting the increase were distributions to fund investors primarily as a result of realized proceeds, most notably from our Core Investment Vehicles.
Uncalled capital commitments from private equity funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $22.7 billion at September 30, 2026, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.1%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from June 30, 2026 to September
30, 2026:

($ in millions)
June 30, 2026	$175,298
New Capital Raised	6,596
Distributions and Other	(6,826)
Redemptions	(170)
Change in Value	1,587
September 30, 2026	$176,485
FPAUM of our Real Assets business line was $176.5 billion at September 30, 2026, an increase of $1.2 billion, compared to
$175.3 billion at June 30, 2026.
The increase was primarily attributable to (i) new capital raised from our infrastructure K-Series vehicles and Diversified
Core Infrastructure Fund and, to a lesser extent, (ii) the appreciation in investment value from our infrastructure K-Series vehicles. Partially offsetting the increase were distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors IV and payments to Global Atlantic policyholders.
Uncalled capital commitments from real assets investment funds and other investment vehicles from which KKR is currently not earning management fees amounted to approximately $21.5 billion at September 30, 2026, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 1.1%. The date on which we begin to earn fees (as specified above) is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from June 30, 2026 to September 30, 2026:

($ in millions)
June 30, 2026	$294,968
New Capital Raised	14,400
Distributions and Other	(6,323)
Redemptions	(1,811)
Change in Value	(434)
September 30, 2026	$300,800
FPAUM of our Credit and Liquid Strategies business line was $300.8 billion at September 30, 2026, an increase of $5.8 billion, compared to $295.0 billion at June 30, 2026.
The increase was primarily attributable to new capital raised from Global Atlantic inflows and deployment at various alternative credit investment funds. Partially offsetting the increase were (i) payments to Global Atlantic policyholders and (ii)
distributions to, and redemptions from, fund investors at certain alternative and leveraged credit funds.
Uncalled capital commitments from credit investment funds from which KKR is currently not earning management fees amounted to approximately $30.6 billion at September 30, 2026, which includes capital commitments reserved for follow-on investments for funds that have completed their investment periods. This capital will generally begin to earn management fees upon deployment of the capital or upon the commencement of the fund's investment period. The average annual management fee rate associated with this capital is approximately 0.6%. The date on which we begin to earn fees is not guaranteed to occur and may not occur for an extended period of time. If and when such management fees are earned, a portion of existing FPAUM may cease paying fees or pay lower fees, thus offsetting a portion of any new management fees earned.
See “Risk Factors” in our Annual Report and “—Business Environment” in this report for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of September 30, 2026, our Private Equity business line had $64.8 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $64.9 billion as of June 30, 2026. The decrease was primarily attributable to capital called from fund investors to make investments during the period, partially offset by new capital commitments from fund investors.
Real Assets
As of September 30, 2026, our Real Assets business line had $47.7 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $45.8 billion as of June 30, 2026. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of September 30, 2026, our Credit and Liquid Strategies business line had $33.1 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $32.0 billion as of June 30, 2026. The increase was primarily attributable to new capital commitments from fund investors, partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the three months ended September 30, 2026, our Private Equity business line had $3.3 billion of capital invested as compared to $6.0 billion for the three months ended September 30, 2025. The decrease was driven primarily by a $1.6 billion decrease in capital invested in our core investment vehicles and a $0.9 billion decrease in capital invested in our private equity strategy. During the three months ended September 30, 2026, 97% of capital deployed in private equity (including core and growth equity investments which includes impact investments) was in transactions in North America, and 3% was in the Asia-
Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the three months ended September 30, 2026, our Real Assets business line had $8.4 billion of capital invested as compared to $9.4 billion for the three months ended September 30, 2025. The decrease was driven primarily by a $0.5 billion decrease in capital invested in our infrastructure strategy and a $0.4 billion decrease in capital invested in our real estate strategy. During the three months ended September 30, 2026, 72% of capital deployed in real assets was in transactions in
North America, 16% was in the Asia-Pacific region, and 12% was in Europe. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the three months ended September 30, 2026, our Credit and Liquid Strategies business line had $8.4 billion of capital invested as compared to $10.8 billion for the three months ended September 30, 2025. The decrease was driven primarily by a lower level of capital deployed across our alternative credit strategies, most notably private credit. During the three months ended September 30, 2026, 87% of capital deployed was in transactions in North America, 10% was in Europe, and 3% was in
the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the three months ended September 30, 2026 and 2025.
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

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Net Investment Income	$1,946,621	$1,835,025	$111,596
Net Cost of Insurance	(1,551,282)	(1,353,141)	(198,141)
General, Administrative and Other	(165,066)	(177,231)	12,165
Insurance Operating Earnings	$230,273	$304,653	$(74,380)
Net Investment Income
Net investment income increased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to (i) increased average assets under management from the cumulative impact of new business volume growth, (ii) realization of investments, and (iii) higher average portfolio yields due to repositioning the portfolio into higher yielding fixed maturity debt securities and investments in alternative asset classes, such as real assets.
Net Cost of Insurance
Net cost of insurance increased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to (i) growth in reserves in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the current and preceding quarters, (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment, and (iii) the unfavorable impact from annual assumption review and other related items.
General, Administrative and Other Expenses
General, administrative and other expenses decreased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to lower compensation and professional fees, offset in part by higher technology-related expenses.
Insurance Operating Earnings
Insurance operating earnings decreased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to an increase in net cost of insurance due to the cumulative impact of new business volume growth, annual assumption review and other related items, and higher crediting rates, partially offset by an increase in net investment income due to an increase in average assets under management, increased investment realizations, and higher portfolio yields.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the three months ended September 30, 2026 and 2025:

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Dividends, Net	$191,574	$57,663	$133,911
Strategic Holdings Operating Earnings	191,574	57,663	133,911
Net Realized Investment Income	71,239	69,861	1,378
Strategic Holdings Segment Earnings	$262,813	$127,524	$135,289
Dividends, Net
For the three months ended September 30, 2026, dividends, net were comprised of dividend income from 1-800
Contacts, April SA and USI Insurance Services LLC (which is subject to a pending sale). For the three months ended September
30, 2025, dividends, net were comprised of dividend income from 1-800 Contacts. Dividends earned in our Strategic Holdings segment are reduced by a management fee charged by our Asset Management segment. For the three months ended
September 30, 2026, the management fee was $10.9 million and for the three months ended September 30, 2025, the management fee was $9.9 million.
Net Realized Investment Income
For the three months ended September 30, 2026, net realized investment income was comprised of a realized gain from the sale of Atlantic Aviation. For the three months ended September 30, 2025, net realized investment income was comprised of realized gains from the sale of CyrusOne Inc., and Refresco Group B.V. Net realized investment income earned in our
Strategic Holdings segment are reduced by a performance fee charged by our Asset Management segment. For the three months ended September 30, 2026, the performance fee was $12.6 million and for three months ended September 30, 2025 the performance fee was $12.3 million.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the three months ended September 30, 2026, was higher compared to the prior period primarily due to the higher level of dividends and net realized investment income in the current period.

Analysis of Asset Management Segment Operating Results
The following tables set forth information regarding KKR's asset management segment operating results for the nine months ended September 30, 2026 and 2025.
Effective beginning in the second quarter of 2026, KKR has reported realized performance revenues from its K-Series
Private Equity vehicles in Fee Related Performance Revenues. Historically, these realized performance revenues were included within Realized Performance Income. For the nine months ended September 30, 2026, performance revenues from its K-
Series Private Equity vehicles of approximately $380 million were reported in fee related performance revenues in fee related earnings. For the nine months ended September 30, 2025, realized performance revenues from its K-Series Private Equity vehicles of approximately $230 million were reported in net realized performance income. This change in classification reflects how management currently manages the business and aligns KKR's presentation with the prevailing classification disclosed by other publicly listed alternative asset managers, which we believe should enhance comparability for investors.
KKR has not recast prior-period amounts, as the impact of the reclassification is not material to previously reported results.
Additionally, the change in classification had no impact on total segment revenues, total segment earnings, consolidated
GAAP net income, or Adjusted Net Income.

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Management Fees	$3,643,576	$2,976,650	$666,926
Transaction and Monitoring Fees, Net	801,842	823,882	(22,040)
Fee Related Performance Revenues	604,808	148,191	456,617
Fee Related Compensation	(883,913)	(691,027)	(192,886)
Other Operating Expenses	(619,820)	(515,403)	(104,417)
Fee Related Earnings	3,546,493	2,742,293	804,200
Realized Performance Income	2,205,814	1,697,429	508,385
Realized Performance Income Compensation	(1,646,161)	(1,267,461)	(378,700)
Realized Investment Income	461,790	376,391	85,399
Realized Investment Income Compensation	(69,269)	(56,459)	(12,810)
Asset Management Segment Earnings	$4,498,667	$3,492,193	$1,006,474
Management Fees
The following table presents management fees by business line:

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Management Fees
Private Equity	$1,417,258	$1,101,266	$315,992
Real Assets	1,196,196	941,197	254,999
Credit and Liquid Strategies	1,030,122	934,187	95,935
Total Management Fees	$3,643,576	$2,976,650	$666,926
The increase in Private Equity management fees was primarily attributable to (i) management fees commencing at North
America Fund XIV in the second quarter of 2025, (ii) management fees contributed by Arctos funds following the acquisition of Arctos during the second quarter of 2026, and (iii) management fees earned on new capital raised and net asset appreciation over the past twelve months at our private equity K-Series vehicles, net of certain revenue sharing arrangements. The increase was partially offset by (i) a decrease in management fees earned from Americas Fund XII due to a step-down in the management fee rate in the third quarter of 2025, and (ii) a decrease in management fees earned from

Asian Fund IV as a result of entering its post-investment period in the second quarter of 2026, and now paying feesbased  on invested  capital  rather  than committed capital and at a lower fee rate. During the nine months ended September 30, 2026,
$71 million of management fees were earned on new capital raised that were retroactive to the start of the relevant fund’s investment period.
The increase in Real Assets management fees was primarily attributable to (i) a higher level of management fees earned from Global Infrastructure Investors V, primarily due to a higher level of management fees earned on new capital raised in the current year that was retroactive to the start of the fund’s investment period, (ii) management fees earned on new capital raised and net asset appreciation over the past twelve months from our infrastructure K-Series vehicles, net of certain revenue sharing arrangements, and (iii) management fees commencing at Asia Infrastructure III in the fourth quarter of 2025.
The increase was partially offset by a decrease in management fees earned from Asia Infrastructure II as a result of entering its post-investment period in the fourth quarter of 2025, and now paying feesbased  on  invested  capital  rather  than committed capital. During the nine months ended September 30, 2026, $109 million of management fees were earned on new capital raised that is retroactive to the start of the relevant fund's investment period.
The increase in Credit and Liquid Strategies management fees was primarily attributable to (i) capital deployment over the past twelve months in certain alternative credit strategy accounts, which the fee base is invested capital, (ii) management fees earned from CLO new issuances in the U.S. and Europe over the past twelve months and (iii) a higher level of management fees earned from Global Atlantic primarily due to the growth in assets from inflows.
Transaction and Monitoring Fees, Net
The following table presents transaction and monitoring fees, net by business line:

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Transaction and Monitoring Fees, Net
Private Equity	$66,659	$69,661	$(3,002)
Real Assets	38,867	39,516	(649)
Credit and Liquid Strategies	4,793	10,024	(5,231)
Capital Markets	691,523	704,681	(13,158)
Total Transaction and Monitoring Fees, Net	$801,842	$823,882	$(22,040)
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
The decrease in capital markets transaction fees was primarily due to a decrease in the number of capital markets transactions for the nine months ended September 30, 2026. Overall, we completed 307 capital markets transactions for the nine months ended September 30, 2026, of which 33 represented equity offerings and 274 represented debt offerings, as compared to 318 transactions for the nine months ended September 30, 2025, of which 40 represented equity offerings and
278 represented debt offerings. We earn fees in connection with underwriting, syndication, and other capital markets services. While each of the capital markets transactions that we undertake in this business line is separately negotiated, our fee rates are generally higher with respect to underwriting or syndicating equity offerings than with respect to debt offerings, and the amount of fees that we earn for similar transactions generally correlates with overall transaction sizes.
Our capital markets fees are generated in connection with activity involving our Private Equity, Real Assets, and Credit and Liquid Strategies business lines as well as from third-party companies. For the nine months ended September 30, 2026, approximately 16% of our transaction fees in our Capital Markets business line were earned from unaffiliated third parties as compared to approximately 18% for the nine months ended September 30, 2025. Our transaction fees are comprised of fees earned from North America, Europe, and the Asia-Pacific region. For the nine months ended September 30, 2026, approximately 37% of our transaction fees were generated outside of North America as compared to approximately 51% for the nine months ended September 30, 2025. Our Capital Markets business line is dependent on the overall capital markets environment, which is influenced by, among other things, equity prices, credit spreads, and volatility. Our Capital Markets business line does not generate monitoring fees.
Fee Related Performance Revenues
The following table presents fee related performance revenues by business line:

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Fee Related Performance Revenues
Private Equity	$388,549	$—	$388,549
Real Assets	185,535	93,196	92,339
Credit and Liquid Strategies	30,724	54,995	(24,271)
Total Fee Related Performance Revenues	$604,808	$148,191	$456,617
Fee related performance revenues represent performance fees that are (i) expected to be received from our investment funds, investment vehicles and accounts on a more recurring basis and (ii) not dependent on a realization event involving investments held by the investment fund, vehicle or account.
The increase in fee related performance revenues for the nine months ended September 30, 2026 compared to the prior period was primarily due to (i) performance revenues from K-Series Private Equity vehicles being reported in fee related performance revenues, beginning in 2026, and (ii) a higher level of performance revenues earned from one of our K-Series
Infrastructure vehicles in our Real Assets business line. The increase was partially offset by no performance revenues earned from FSK in our Credit and Liquid Strategies business line in the current period. Beginning with the second quarter of 2026,
KKR has agreed to waive 100% of its portion of the FSK incentive fee for the next four consecutive quarters.
Fee Related Compensation
The increase in fee related compensation for the nine months ended September 30, 2026 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of fee related revenues.
Other Operating Expenses
The increase in other operating expenses for the nine months ended September 30, 2026 compared to the prior period was primarily due to a higher level of occupancy, information technology, and corporate general and administrative costs.
Fee Related Earnings
The increase in fee related earnings for the nine months ended September 30, 2026 compared to the prior period was primarily due to (i) a higher level of management fees across our Private Equity, Real Assets, and Credit and Liquid Strategies
business lines and (ii) a higher level of fee related performance revenues earned in our Private Equity and Real Assets business lines, partially offset by a higher level of fee related compensation and other operating expenses, as described above.

Realized Performance Income
Realized performance income includes (i) realized carried interest from our carry earning funds and (ii) incentive fees not included in Fee Related Performance Revenues.
The following table presents realized performance income by business line:

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Realized Performance Income
Private Equity	$2,014,062	$1,392,027	$622,035
Real Assets	148,256	234,364	(86,108)
Credit and Liquid Strategies	43,496	71,038	(27,542)
Total Realized Performance Income	$2,205,814	$1,697,429	$508,385

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Private Equity
Americas Fund XII	$738,375	$84,662	$653,713
Global Impact Fund II	333,193	—	333,193
Asian Fund III	263,327	—	263,327
Core Investment Vehicles	141,490	187,886	(46,396)
North America Fund XI	89,421	—	89,421
Next Generation Technology Growth Fund II	—	162,679	(162,679)
European Fund V	44,281	89,459	(45,178)
Private Equity K-Series	—	232,979	(232,979)
Asian Fund IV	68,480	357,526	(289,046)
Next Generation Technology Growth Fund	28,303	—	28,303
Global Impact Fund	—	13,215	(13,215)
Other	307,192	263,621	43,571
Total Realized Performance Income	$2,014,062	$1,392,027	$622,035
Realized performance income in our Private Equity business line for the nine months ended September 30, 2026 consisted primarily of (i) realized proceeds from the sale of our investments in CoolIT Systems held by Global Impact Fund II,
OneStream Software held by Americas Fund XII and Next Generation Technology Growth Fund, BrightSpring Health Services
(NASDAQ: BTSG) and Flow Control Group held by Americas Fund XII, and J.B. Chemicals and Pharmaceuticals Limited
(healthcare sector) and Kokusai Electric Corporation held by Asian Fund III and (ii) performance income from our core private equity vehicles.
Realized performance income in our Private Equity business line for the nine months ended September 30, 2025 consisted primarily of (i) realized proceeds from the sale of our investments in Seiyu Group held by Asian Fund IV, ReliaQuest,
LLC (technology sector) held by Next Generation Technology Growth Fund II, The Citation Group held by both European Fund
V and Global Impact Fund, and BrightSpring Health Services Inc. held by Americas Fund XII and (ii) performance income from our core investment vehicles and our private equity K-Series vehicles.

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Real Assets
Crescent Energy Company	$22,387	$—	$22,387
Global Infrastructure Investors IV	100,000	—	100,000
Real Estate Co-Investment Fund	20,095	—	20,095
Global Infrastructure Investors II	—	8,744	(8,744)
Asia Pacific Infrastructure Investors	—	110,000	(110,000)
Global Infrastructure Investors III	—	92,209	(92,209)
Other	5,774	23,411	(17,637)
Total Realized Performance Income	$148,256	$234,364	$(86,108)
Realized performance income in our Real Assets business line for the nine months ended September 30, 2026 consisted primarily of realized proceeds from the sale of our investments in Ocean Yield ASA held by Global Infrastructure Investors IV,
Benchmark Senior Living (real estate sector) and performance fees earned from Crescent Energy Company (NYSE: CRGY)
(“Crescent Energy”).
Realized performance income in our Real Assets business line for the nine months ended September 30, 2025 consisted primarily of realized proceeds from the sale of our investments in Pinnacle Towers held by Asia Pacific Infrastructure
Investors, Metronet Holdings, LLC and NEP Renewables II, LLC (infrastructure: energy and energy transition sector) held by
Global Infrastructure Investors III, and Q-Park N.V. (infrastructure: transportation sector) held by Global Infrastructure
Investors II.

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Credit and Liquid Strategies
Lending Partners III	$5,245	$9,962	$(4,717)
Alternative Credit Vehicles and Other	38,251	61,076	(22,825)
Total Realized Performance Income	$43,496	$71,038	$(27,542)
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
Realized Performance Income Compensation
The increase in realized performance income compensation for the nine months ended September 30, 2026 compared to the prior period was primarily due to a higher level of compensation recorded in connection with the higher level of realized performance income.
Realized Investment Income
The following table presents realized investment income from our Principal Activities business line:

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change
Total Realized Investment Income	$461,790	$376,391	$85,399
The amount of realized investment income depends on the transaction activity of our funds and Asset Management segment balance sheet, which can vary from period to period.

For the nine months ended September 30, 2026, realized investment income was primarily comprised of realized gains from the sale of our investments in BridgeBio Pharma, Inc., OneStream Software, J.B. Chemicals and Pharmaceuticals Limited,
and BrightSpring Health Services. Offsetting these realized gains were (i) a realized loss on one of our investments in a real estate investment vehicle and (ii) realized losses from the sales of various revolving credit facilities from our Capital Markets business line.
For the nine months ended September 30, 2025, realized investment income was primarily comprised of (i) realized gains primarily from the sale of our investments in BridgeBio Pharma, Inc., ReliaQuest, LLC and Kokusai Electric Corporation, (ii)
realized gains from the settlement of certain foreign exchange forward contracts, and (iii) interest income primarily from our investments in CLOs. Partially offsetting the realized gains were realized losses, the most significant of which were (i) a realized loss related to a structured multi-asset investment vehicle and (ii) realized losses from the sale of various revolving credit facilities from our Capital Markets business line.
Realized investment income includes the net income (loss) from KKR Capstone. For the nine months ended September
30, 2026, total fees attributable to KKR Capstone were $91.7 million and total expenses attributable to KKR Capstone were
$85.0 million. For KKR Capstone-related adjustments in reconciling segment revenues and expenses to GAAP revenues and expenses see Note 21 “Segment Reporting” in the accompanying financial statements.
As of the date of this filing, we have transactions that are pending or that have closed after September 30, 2026 that are expected to result in realized performance income and realized investment income of approximately $3.5 billion. The realizations are expected to consist of approximately 75% realized investment income and approximately 25% realized performance income. Some of these transactions are not complete, and are subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when such transactions will be completed. In addition, we may realize gains or losses based on transactions or other events that occur after the date of filing this report, which could impact, positively or negatively, the total amount of our realized performance income and realized investment income. Therefore, no assurance can be given for what our actual realized performance income and realized investment income in the remainder of 2026 or future periods will be.
Realized Investment Income Compensation
The increase in realized investment income compensation for the nine months ended September 30, 2026 compared to the prior period is primarily due to a higher level of compensation recorded in connection with the higher level of realized investment income.
Operating and Capital Metrics
See also “Fund Performance Metrics” for more information about our investment funds, vehicles and accounts across our
Private Equity, Real Assets and Credit and Liquid Strategies business lines, including investment performance, capital commitments, uncalled capital commitments, and invested capital of each. See also “Risk Factors” in our Annual Report and
“—Business Environment” in this report for more information about the factors that may impact our business, financial performance, operating results and valuations.
The following tables present our key asset management segment operating and capital metrics:

	As of
($ in millions)	September 30, 2026	December 31, 2025	Change

Assets Under Management	$804,388	$743,858	$60,530
Fee Paying Assets Under Management	$647,887	$604,144	$43,743
Uncalled Commitments	$145,638	$118,433	$27,205

	Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change

Capital Invested	$66,063	$62,775	$3,288

Assets Under Management
Private Equity
The following table reflects the changes in the AUM of our Private Equity business line from December 31, 2025 to
September 30, 2026:

($ in millions)
December 31, 2025	$229,374
New Capital Raised	18,319
Acquisitions (1)	15,996
Distributions and Other	(19,959)
Redemptions	(512)
Change in Value	12,874
September 30, 2026	$256,092
(1)Reflects the AUM of Arctos at closing.
AUM of our Private Equity business line was $256.1 billion at September 30, 2026, an increase of $26.7 billion, compared to $229.4 billion at December 31, 2025.
The increase was primarily attributable to (i) investment funds managed by Arctos Partners, which we acquired in the second quarter of 2026, (ii) new capital raised from Asian Fund V, and our private equity K-Series vehicles and (iii)
appreciation in investment value primarily from Global Impact Fund II, our private equity K-Series vehicles, and North America
Fund XIII. Partially offsetting the increase were distributions to fund investors primarily as a result of realized proceeds, most notably from Americas Fund XII, Asian Fund III, and Global Impact Fund II.
For the nine months ended September 30, 2026, the value of our traditional private equity investment portfolio appreciated by 5%. This was comprised of a 17% increase in share prices of publicly held investments and a 3% increase in value of our privately held investments. For the nine months ended September 30, 2026, the value of our growth equity investment portfolio (including our global impact strategy) increased 21%, and the value of our core private equity investment portfolio decreased 3%.
Real Assets
The following table reflects the changes in the AUM of our Real Assets business line from December 31, 2025 to
September 30, 2026:

($ in millions)
December 31, 2025	$192,480
New Capital Raised	30,176
Distributions and Other	(14,991)
Redemptions	(484)
Change in Value	4,538
September 30, 2026	$211,719
AUM of our Real Assets business line was $211.7 billion at September 30, 2026, an increase of $19.2 billion, compared to
$192.5 billion at December 31, 2025.
The increase was primarily attributable to (i) new capital raised from Helix Digital Infrastructure, our infrastructure K-
Series vehicles, and Global Infrastructure Investors V, and, to a lesser extent, (ii) appreciation in investment value from Global
Infrastructure Investors IV, Diversified Core Infrastructure Fund, and our infrastructure K-Series vehicles. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global Infrastructure Investors IV and Global Infrastructure Investors III.
For the nine months ended September 30, 2026, the value of our infrastructure investment portfolio appreciated 7% and the value of our opportunistic real estate equity investment portfolio decreased 2%.

Credit and Liquid Strategies
The following table reflects the changes in the AUM of our Credit and Liquid Strategies business line from December 31,
2025 to September 30, 2026:

($ in millions)
December 31, 2025	$322,004
New Capital Raised	38,751
Distributions and Other	(22,385)
Redemptions	(5,998)
Change in Value	4,205
September 30, 2026	$336,577
AUM of our Credit and Liquid Strategies business line totaled $336.6 billion at September 30, 2026, an increase of $14.6 billion compared to AUM of $322.0 billion at December 31, 2025.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows and various alternative credit funds and to a lesser extent leveraged credit investment funds, (ii) CLO issuances and, (iii) investment value appreciation on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii)
distributions to, and redemptions from, fund investors at certain alternative and leveraged credit funds.
Fee Paying Assets Under Management
Private Equity
The following table reflects the changes in the FPAUM of our Private Equity business line from December 31, 2025 to
September 30, 2026:

($ in millions)
December 31, 2025	$151,239
New Capital Raised	18,326
Acquisitions (1)	10,084
Distributions and Other	(7,270)
Redemptions	(512)
Net Changes in Fee Base of Certain Funds	(2,412)
Change in Value	1,147
September 30, 2026	$170,602
(1)Reflects the FPAUM of Arctos at closing.
FPAUM of our Private Equity business line was $170.6 billion at September 30, 2026, an increase of $19.4 billion, compared to $151.2 billion at December 31, 2025.
The increase was primarily attributable to (i) investment funds managed by Arctos Partners, which we acquired in the second quarter of 2026, and (ii) new capital raised from Asian Fund V, North America Fund XIV and our private equity K-Series vehicles. Partially offsetting the increase were (i) a change in fee base at Asian Fund IV and Next Generation Technology
Growth Fund III as a result of these funds entering their post-investment periods, during which we earn fees on invested capital rather than committed capital, and (ii) distributions to fund investors primarily as a result of realized proceeds, most notably from Asian Fund III and our Core Investment Vehicles, and (iii) fees waived at European Fund IV in exchange for extending the term of the fund.

Real Assets
The following table reflects the changes in the FPAUM of our Real Assets business line from December 31, 2025 to
September 30, 2026:

($ in millions)
December 31, 2025	$163,451
New Capital Raised	23,848
Distributions and Other	(11,688)
Redemptions	(484)
Change in Value	1,358
September 30, 2026	$176,485
FPAUM of our Real Assets business line was $176.5 billion at September 30, 2026, an increase of $13.0 billion, compared to $163.5 billion at December 31, 2025.
The increase was primarily attributable to (i) new capital raised from our infrastructure K-Series vehicles, Global
Infrastructure Investors V, and Asia Infrastructure III and, to a lesser extent, (ii) the appreciation in investment value from our infrastructure K-Series vehicles and Diversified Core Infrastructure Fund. Partially offsetting the increase were (i) payments to
Global Atlantic policyholders, and (ii) distributions to fund investors as a result of realized proceeds, most notably from Global
Infrastructure Investors IV and Global Infrastructure Investors III.
Credit and Liquid Strategies
The following table reflects the changes in the FPAUM of our Credit and Liquid Strategies business line from December
31, 2025 to September 30, 2026:

($ in millions)
December 31, 2025	$289,454
New Capital Raised	38,183
Distributions and Other	(24,537)
Redemptions	(5,998)
Change in Value	3,698
September 30, 2026	$300,800
FPAUM of our Credit and Liquid Strategies business line was $300.8 billion at September 30, 2026, an increase of $11.3 billion, compared to $289.5 billion at December 31, 2025.
The increase was primarily attributable to (i) new capital raised from Global Atlantic inflows, (ii) U.S. and European CLO issuances, and (iii) deployment at various alternative credit investment funds, and, to a lesser extent, (iv) investment value appreciation on assets managed by Marshall Wace. Partially offsetting the increase were (i) payments to Global Atlantic policyholders, and (ii) distributions to, and redemptions from, fund investors at certain alternative and leveraged credit funds.
See “Risk Factors” in our Annual Report and “—Business Environment” in this report for more information about the factors that may impact our business, financial performance, operating results and valuations.
Uncalled Commitments
Private Equity
As of September 30, 2026, our Private Equity business line had $64.8 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $52.3 billion as of December 31, 2025. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.

Real Assets
As of September 30, 2026, our Real Assets business line had $47.7 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $35.0 billion as of December 31, 2025. The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Credit and Liquid Strategies
As of September 30, 2026, our Credit and Liquid Strategies business line had $33.1 billion of remaining uncalled commitments that could be called for investments in new transactions as compared to $31.1 billion as of December 31, 2025.
The increase was primarily attributable to new capital commitments from fund investors, which was partially offset by capital called from fund investors to make investments during the period.
Capital Invested
Private Equity
For the nine months ended September 30, 2026, $10.7 billion of capital was invested by our Private Equity business line, as compared to $15.2 billion for the nine months ended September 30, 2025. The decrease was driven primarily by a $4.0 billion decrease in capital invested in our core private equity strategy. During the nine months ended September 30, 2026,
76% of capital deployed in private equity was in transactions in North America, 7% was in Europe, and 17% was in the Asia-
Pacific region. The number of large private equity investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Real Assets
For the nine months ended September 30, 2026, $24.0 billion of capital was invested by our Real Assets business line, as compared to $19.2 billion for the nine months ended September 30, 2025. The increase was driven primarily by a $3.5 billion increase in capital invested in our infrastructure strategy and $1.9 billion increase in capital invested in our real estate strategy, partially offset by a $0.6 billion decrease in capital invested in our energy strategy. During the nine months ended
September 30, 2026, 63% of capital deployed in real assets was in transactions in North America, 18% was in Europe, and 19%
was in the Asia-Pacific region. The number of large real assets investments made in any quarterly or year-to-date period is volatile and, consequently, a significant amount of capital invested in one period or a few periods may not be indicative of a similar level of capital deployment in future periods.
Credit and Liquid Strategies
For the nine months ended September 30, 2026, $31.4 billion of capital was invested by our Credit and Liquid Strategies business line, as compared to $28.4 billion for the nine months ended September 30, 2025. The increase was driven primarily by a higher level of capital deployed across our alternative credit strategies, most notably asset-based finance. During the nine months ended September 30, 2026, 84% of capital deployed was in transactions in North America, 14% was in Europe, and 2%
was in the Asia-Pacific region.

Analysis of Insurance Segment Operating Results
The following table sets forth information regarding KKR's insurance segment operating results for the nine months ended September 30, 2026 and 2025.
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

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Net Investment Income	$5,801,220	$5,352,893	$448,327
Net Cost of Insurance	(4,473,503)	(3,968,104)	(505,399)
General, Administrative and Other	(548,894)	(543,432)	(5,462)
Insurance Operating Earnings	$778,823	$841,357	$(62,534)
Net Investment Income
Net investment income increased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to (i) increased average assets under management from the cumulative impact of new business volume growth, (ii) realization of investments, and (iii) higher average portfolio yields due to repositioning the portfolio into higher yielding fixed maturity debt securities, and investment in alternative asset classes, such as real assets.
Net Cost of Insurance
Net cost of insurance increased for the nine months ended September 30, 2026, as compared to the nine months ended
September 30, 2025, primarily due to (i) growth in reserves in the institutional and individual market channels as a result of the cumulative impact of new business volumes in the preceding twelve months, and (ii) higher average funding costs due to higher crediting rates and the routine run-off of older business originated in a lower interest rate environment.
General, Administrative and Other Expenses
General, administrative and other expenses increased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to (i) an increase in technology-related expenses, and (ii) higher interest expense.
Insurance Operating Earnings
Insurance operating earnings decreased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to an increase in net cost of insurance due to the cumulative impact of new business volume growth and higher crediting rates, offset in part by an increase in net investment income due to an increase in average assets under management, increased investment realizations, and higher portfolio yields.
As of the date of this filing, a sale of a railcar equipment lessor is pending and is expected to result in insurance operating earnings of at least $200 million which we expect to close in the first quarter of 2027. This transaction is not complete, and is subject to the satisfaction of closing conditions, including regulatory approvals; therefore, there can be no assurance if or when this transaction will be completed.

Analysis of Strategic Holdings Segment Operating Results
The following table sets forth information regarding KKR's strategic holdings segment operating results for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Dividends, Net	$276,906	$118,270	$158,636
Strategic Holdings Operating Earnings	276,906	118,270	158,636
Net Realized Investment Income	101,304	69,861	31,443
Strategic Holdings Segment Earnings	$378,210	$188,131	$190,079
Dividends, Net
For the nine months ended September 30, 2026, dividends, net were comprised of dividend income from 1-800 Contacts,
USI Insurance Services LLC (which is subject to a pending sale), April SA and Viridor Limited. For the nine months ended
September 30, 2025, dividends, net were comprised of dividend income from 1-800 Contacts, April SA, Atlantic Aviation FBO
Inc. (infrastructure: transportation sector), and ERM Worldwide Group Limited (services sector). For the nine months ended
September 30, 2026, the management fee charged by our Asset Management segment was $32.8 million and for the nine months ended September 30, 2025, the management fee was $27.1 million.
Net Realized Investment Income
For the nine months ended September 30, 2026, net realized investment income was comprised of realized gains from the sale of Atlantic Aviation and a partial sale of Viridor Limited. For the nine months ended September 30, 2025, net realized investment income was comprised of realized gains from the sale of CyrusOne Inc. and Refresco Group B.V. Net realized investment income earned in our Strategic Holdings segment is reduced by a performance fee charged by our Asset
Management segment. For the nine months ended September 30, 2026, the performance fee was $17.9 million and for the nine months ended September 30, 2025 the performance fee was $12.3 million.
Strategic Holdings Segment Earnings
Strategic Holdings segment earnings for the nine months ended September 30, 2026, was higher compared to the prior period due to a higher level of dividends, and net realized investment income in the current period.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the three months ended September 30, 2026 and 2025:

	Three Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Fee Related Earnings	$1,315,970	$1,032,936	$283,034
Insurance Operating Earnings	230,273	304,653	(74,380)
Strategic Holdings Operating Earnings	191,574	57,663	133,911
Total Operating Earnings	1,737,817	1,395,252	342,565

Net Realized Performance Income	150,578	232,665	(82,087)
Net Realized Investment Income	198,884	73,632	125,252
Total Investing Earnings	349,462	306,297	43,165

Total Segment Earnings	2,087,279	1,701,549	385,730
Interest Expense, Net and Other	(129,956)	(102,789)	(27,167)
Income Taxes on Adjusted Earnings	(311,830)	(325,158)	13,328
Adjusted Net Income	$1,645,493	$1,273,602	$371,891
Total Operating Earnings
The increase in total operating earnings for the three months ended September 30, 2026 compared to the prior period was primarily due to a higher level of fee related earnings and to a lesser extent strategic holdings operating earnings, partially offset by a decrease in insurance operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see “—Analysis of Asset Management Segment Operating Results”, “—
Analysis of Insurance Segment Operating Results”, and “—Analysis of Strategic Holdings Segment Operating Results.”
Total Investing Earnings
The increase in total investing earnings for the three months ended September 30, 2026 compared to the prior period was primarily due to higher level of net realized investment income, partially offset by a decrease in net realized performance income. For a discussion of net realized performance income and net realized investment income, see “—Analysis of Asset
Management Segment Operating Results” and “—Analysis of Strategic Holdings Segment Operating Results.”
Total Segment Earnings
The increase in total segment earnings for the three months ended September 30, 2026 compared to the prior period was primarily due to a higher level of total operating earnings and total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the three months ended September 30, 2026 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in interest expense, net and other.
Interest Expense, Net and Other
The increase in interest expense, net and other for the three months ended September 30, 2026 compared to the prior period was primarily due to a lower amount of bank interest income in the current period.

Income Taxes on Adjusted Earnings
The decrease in income taxes on adjusted earnings for the three months ended September 30, 2026 compared to the prior period was primarily due to a higher level of certain income tax deductions and credits, partially offset by a higher level of total segment earnings.
For the three months ended September 30, 2026 and 2025, the amount of tax benefit from equity-based compensation included in income taxes on adjusted earnings was $55.6 million and $32.2 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3% for both the three months ended September 30, 2026 and 2025.

Analysis of Non-GAAP Performance Measures
The following is a discussion of our Non-GAAP performance measures for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	Change

Fee Related Earnings	$3,546,493	$2,742,293	$804,200
Insurance Operating Earnings	778,823	841,357	(62,534)
Strategic Holdings Operating Earnings	276,906	118,270	158,636
Total Operating Earnings	4,602,222	3,701,920	900,302

Net Realized Performance Income	559,653	429,968	129,685
Net Realized Investment Income	493,825	389,793	104,032
Total Investing Earnings	1,053,478	819,761	233,717

Total Segment Earnings	5,655,700	4,521,681	1,134,019
Interest Expense, Net and Other	(393,804)	(287,866)	(105,938)
Income Taxes on Adjusted Earnings	(874,170)	(862,875)	(11,295)
Adjusted Net Income	$4,387,726	$3,370,940	$1,016,786
Total Operating Earnings
The increase in total operating earnings for the nine months ended September 30, 2026 compared to the prior period was primarily due to a higher level of fee related earnings and to a lesser extent strategic holdings operating earnings, partially offset by a decrease in insurance operating earnings. For a discussion of fee related earnings, insurance operating earnings, and strategic holdings operating earnings, see “—Analysis of Asset Management Segment Operating Results”, “—
Analysis of Insurance Segment Operating Results”, and “—Analysis of Strategic Holdings Segment Operating Results.”
Total Investing Earnings
The increase in total investing earnings for the nine months ended September 30, 2026 compared to the prior period was primarily due to a higher level of net realized performance income and net realized investment income. For a discussion of net realized performance income and net realized investment income, see “—Analysis of Asset Management Segment Operating
Results” and “—Analysis of Strategic Holdings Segment Operating Results.”
Total Segment Earnings
The increase in total segment earnings for the nine months ended September 30, 2026 compared to the prior period was primarily due to an increase in total operating earnings and to a lesser extent total investing earnings.
Adjusted Net Income
The increase in adjusted net income for the nine months ended September 30, 2026 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by an increase in interest expense, net and other.
Interest Expense, Net and Other
The increase in interest expense, net and other for the nine months ended September 30, 2026 compared to the prior period was primarily due to (i) a lower amount of bank interest income in the current period, and (ii) dividends paid on the
Series D Mandatory Convertible Preferred Stock that was issued in March 2025.
Income Taxes on Adjusted Earnings
The increase in income taxes on adjusted earnings for the nine months ended September 30, 2026 compared to the prior period was primarily due to a higher level of total segment earnings, partially offset by the higher level of certain income tax deductions and credits.

For the nine months ended September 30, 2026 and 2025, the amount of the tax benefit from equity-based compensation included in income taxes on adjusted earnings was $132.4 million and $92.2 million, respectively. The inclusion of the tax benefit from equity-based compensation in Adjusted Net Income had the effect of increasing this measure by 3%
for both the nine months ended September 30, 2026 and 2025.
Fund Performance Metrics
Private Equity
The table below presents information as of September 30, 2026, relating to our current private equity and other investment vehicles reported in our Private Equity business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after
September 30, 2026.

	Investment Period		Amount ($ in millions)
	Start Date(1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Private Equity Business Line
North America Fund XIV	8/2025	4/2031	$21,893	$19,147	$2,746	$—	$2,746	$3,844	$153
North America Fund XIII	8/2021	4/2025	18,400	1,216	17,487	566	16,986	25,427	1,359
Americas Fund XII	5/2017	5/2021	13,500	1,168	12,979	22,518	7,114	12,996	1,016
North America Fund XI	11/2012	1/2017	8,718	48	10,203	25,152	1,050	1,103	73
2006 Fund (5)	9/2006	9/2012	17,642	—	17,309	37,423	—	—	—
Millennium Fund (5)	12/2002	12/2008	6,000	—	6,000	14,129	—	—	—
Ascendant Fund	6/2022	6/2028	4,328	2,192	2,136	—	2,136	2,619	39
European Fund VI	6/2022	6/2028	7,514	1,846	5,726	315	4,494	6,687	51
European Fund V	7/2019	2/2022	6,377	500	6,000	3,444	4,222	5,880	306
European Fund IV	2/2015	3/2019	3,513	16	3,649	5,726	1,621	2,296	119
European Fund III (5)	3/2008	3/2014	5,506	—	5,360	10,648	—	—	—
European Fund II (5)	11/2005	10/2008	5,751	—	5,751	8,533	—	—	—
Asian Fund IV	7/2020	6/2026	14,735	3,166	12,824	4,967	11,750	16,496	921
Asian Fund III	8/2017	7/2020	9,000	1,200	8,343	12,580	4,190	7,997	793
Asian Fund II	10/2013	3/2017	5,825	—	7,507	6,723	1,270	828	—
Asian Fund (5)	7/2007	4/2013	3,983	—	3,974	8,728	—	—	—
Next Generation Technology Growth Fund III	11/2022	3/2026	2,740	346	2,394	—	2,394	2,956	72
Next Generation Technology Growth Fund II	12/2019	5/2022	2,088	26	2,298	1,846	1,637	2,502	149
Next Generation Technology Growth Fund	3/2016	12/2019	659	5	672	1,661	163	487	33
Health Care Strategic Growth Fund II	5/2021	5/2027	3,789	1,346	2,443	157	2,287	3,825	216
Health Care Strategic Growth Fund	12/2016	4/2021	1,331	85	1,411	1,112	914	1,654	130
Global Impact Fund II	6/2022	6/2028	2,716	1,184	1,757	2,409	1,204	1,473	46
Global Impact Fund	2/2019	3/2022	1,242	185	1,240	916	884	1,243	102
Co-Investment Vehicles and Other	Various	Various	55,610	11,911	44,592	19,981	33,669	41,377	1,434
Core Investors II	8/2022	8/2027	11,814	7,963	3,852	284	3,852	4,659	—
Core Investors I	2/2018	8/2022	8,500	23	10,622	3,681	8,279	15,875	(63)
Other Core Vehicles	Various	Various	7,911	1,172	6,815	3,277	6,286	10,382	40
Arctos Keystone Fund I & Affiliated Funds	Various	Various	6,506	5,327	1,411	83	1,328	1,514	—
Arctos Sports Partners Fund II & Affiliated Funds	Various	Various	4,220	2,013	2,354	177	2,177	3,551	39
Arctos Sports Partners Fund I & Affiliated Funds	Various	Various	2,919	509	2,768	557	2,267	5,657	88
Unallocated Commitments (6)	N/A	N/A	2,089	2,089	—	—	—	—	—

Total Private Equity			$266,819	$64,683	$212,623	$197,593	$124,920	$183,328	$7,116
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on September 30, 2026.
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

Real Assets
The table below presents information as of September 30, 2026, relating to our current real asset and other investment vehicles reported in our Real Assets business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after September 30,
2026.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Real Assets Business Line
Global Infrastructure Investors V	7/2024	7/2030	$19,150	$15,460	$3,805	$114	$3,805	$4,282	$21
Global Infrastructure Investors IV	8/2021	6/2024	16,606	2,023	15,302	5,710	12,110	16,872	1,146
Global Infrastructure Investors III	7/2018	6/2021	7,174	440	7,100	7,193	2,631	3,492	153
Global Infrastructure Investors II	12/2014	6/2018	3,040	130	3,169	5,789	560	1,046	59
Global Infrastructure Investors	9/2010	10/2014	1,040	—	1,050	2,228	—	—	—
Asia Pacific Infrastructure Investors III	12/2025	12/2031	6,554	6,554	—	—	—	—	—
Asia Pacific Infrastructure Investors II	9/2022	9/2028	6,348	2,015	4,735	1,071	3,868	5,600	344
Asia Pacific Infrastructure Investors	1/2020	9/2022	3,792	536	3,618	2,760	1,972	2,821	219
Diversified Core Infrastructure Fund	12/2020	(5)	15,559	1,024	14,538	2,033	14,388	15,915	—
Global Climate Transition Fund(6)	7/2024	7/2030	3,562	3,562	—	—	—	—	—
Real Estate Partners Americas IV	11/2024	11/2028	2,602	1,741	862	12	832	1,008	17
Real Estate Partners Americas III	1/2021	9/2024	4,253	496	4,006	389	3,738	4,118	—
Real Estate Partners Americas II	5/2017	12/2020	1,921	116	1,989	3,105	137	42	—
Real Estate Partners Americas	5/2013	5/2017	1,229	15	1,024	1,446	—	—	(4)
Real Estate Partners Europe III	7/2024	7/2028	775	452	331	60	298	307	1
Real Estate Partners Europe II	3/2020	12/2023	2,066	202	2,069	656	1,578	1,332	—
Real Estate Partners Europe	8/2015	12/2019	709	98	695	813	125	56	—
Asia Real Estate Partners II	10/2023	10/2027	789	620	309	223	156	191	12
Asia Real Estate Partners	7/2019	7/2023	1,682	349	1,386	723	875	703	—
Property Partners Americas	12/2019	(5)	2,571	46	2,525	179	2,525	2,319	—
Real Estate Credit Opportunity Partners II	8/2019	6/2023	950	—	976	671	707	716	31
Real Estate Credit Opportunity Partners	2/2017	4/2019	1,130	122	1,008	735	964	964	—
Opportunistic Real Estate Credit Fund III	5/2026	(7)	1,300	1,300	—	—	—	—	—
Opportunistic Real Estate Credit Fund II	6/2023	6/2026	607	142	465	55	444	480	9
Energy Related Vehicles	Various	Various	4,357	35	4,497	2,676	883	1,599	66
Co-Investment Vehicles & Other	Various	Various	29,633	8,229	21,531	5,415	19,064	20,487	92
Unallocated Commitments(8)	N/A	N/A	1,364	1,364	—	—	—	—	—
Total Real Assets			$140,763	$47,071	$96,990	$44,056	$71,660	$84,350	$2,166
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the exchange rate that prevailed on September 30, 2026.
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

Private Equity and Real Asset Performance
The table below presents information as of September 30, 2026, relating to the historical performance of certain of our
Private Equity and Real Assets investment vehicles since inception, which we believe illustrates the benefits of our investment approach. This data does not reflect additional capital raised since September 30, 2026, or acquisitions or disposals of investments, changes in investment values, or distributions occurring after that date. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of future results.

Private Equity Business Line Investment Funds and Other Vehicles	Commitment (2)	Invested		Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)
Total Investments

North America Fund XIV (2025)(3)	$21,893	$2,746		$—	$3,844	$3,844	—%	—%	—
North America Fund XIII (2021)	18,400	17,487		566	25,427	25,993	15.1%	11.5%	1.5
Americas Fund XII (2017)	13,500	12,979		22,518	12,996	35,514	22.9%	19.0%	2.7
North America Fund XI (2012)	8,718	10,203		25,152	1,103	26,255	23.2%	18.6%	2.6
2006 Fund (2006)	17,642	17,309		37,423	—	37,423	11.9%	9.3%	2.2
Millennium Fund (2002)	6,000	6,000		14,129	—	14,129	22.0%	16.1%	2.4
Ascendant Fund (2022)	4,328	2,136		—	2,619	2,619	15.3%	7.8%	1.2
European Fund VI (2022)	7,514	5,726		315	6,687	7,002	11.1%	7.6%	1.2
European Fund V (2019)	6,377	6,000		3,444	5,880	9,324	10.7%	8.2%	1.6
European Fund IV (2015)	3,513	3,649		5,726	2,296	8,022	20.4%	15.3%	2.2
European Fund III (2008)	5,506	5,360		10,648	—	10,648	16.4%	11.2%	2.0
European Fund II (2005)	5,751	5,751		8,533	—	8,533	6.1%	4.5%	1.5
European Fund (1999)	3,085	3,085		8,758	—	8,758	26.9%	20.2%	2.8
Asian Fund IV (2020)	14,735	12,824		4,967	16,496	21,463	20.7%	15.4%	1.7
Asian Fund III (2017)	9,000	8,343		12,580	7,997	20,577	23.0%	18.0%	2.5
Asian Fund II (2013)	5,825	7,507		6,723	828	7,551	0.2%	(1.2)%	1.0
Asian Fund (2007)	3,983	3,974		8,728	—	8,728	18.9%	13.7%	2.2
Next Generation Technology Growth Fund III (2022)	2,740	2,394		—	2,956	2,956	14.7%	7.9%	1.2
Next Generation Technology Growth Fund II (2019)	2,088	2,298		1,846	2,502	4,348	17.5%	13.6%	1.9
Next Generation Technology Growth Fund (2016)	659	672		1,661	487	2,148	27.0%	22.9%	3.2
Health Care Strategic Growth Fund II (2021)	3,789	2,443		157	3,825	3,982	22.5%	14.7%	1.6
Health Care Strategic Growth Fund (2016)	1,331	1,411		1,112	1,654	2,766	16.0%	11.5%	2.0
Global Impact Fund II (2022)	2,716	1,757		2,409	1,473	3,882	55.6%	40.9%	2.2
Global Impact Fund (2019)	1,242	1,240		916	1,243	2,159	14.5%	10.4%	1.7
Core Investors II (2022)	11,814	3,852		284	4,659	4,943	9.5%	8.3%	1.3
Core Investors I (2018)	8,500	10,622		3,681	15,875	19,556	12.4%	10.9%	1.8
Arctos Keystone Fund I & Affiliated Funds (2024)(3)	6,506	1,411		83	1,514	1,597	—	—	—
Arctos Sports Partners Fund II & Affiliated Funds (2022)	4,220	2,354		177	3,551	3,728	34.3%	22.6%	1.6
Arctos Sports Partners Fund I & Affiliated Funds (2020)	2,919	2,768		557	5,657	6,214	28.8%	22.7%	2.2
Subtotal - Private Equity Funds	204,294	164,301	0	183,093	131,569	314,662	16.1%	12.3%	1.9

Legacy Funds (1)
1976 Fund	31	31		537	—	537	39.5%	35.5%	17.1
1980 Fund	357	357		1,828	—	1,828	29.0%	25.8%	5.1
1982 Fund	328	328		1,291	—	1,291	48.1%	39.2%	3.9
1984 Fund	1,000	1,000		5,964	—	5,964	34.5%	28.9%	6.0
1986 Fund	672	672		9,081	—	9,081	34.4%	28.9%	13.5
1987 Fund	6,130	6,130		14,949	—	14,949	12.1%	8.9%	2.4
1993 Fund	1,946	1,946		4,143	—	4,143	23.6%	16.8%	2.1
1996 Fund	6,012	6,012		12,477	—	12,477	18.0%	13.3%	2.1
Subtotal - Legacy Funds	16,475	16,475		50,269	—	50,269	26.1%	19.9%	3.1

Subtotal - All Private Equity Funds	$220,769	$180,776		$233,362	$131,569	$364,931	25.6%	18.7%	2.0

Real Assets Business Line Investment Funds and Other Vehicles	Commitment (2)	Invested	Realized (4)	Unrealized	Total Value	Gross IRR (5)	Net IRR (5)	Gross Multiple of Invested Capital (5)
	($ in millions)

Global Infrastructure Investors V (2024)(3)	$19,150	$3,805	$114	$4,282	$4,396	—%	—%	—
Global Infrastructure Investors IV (2021)	16,606	15,302	5,710	16,872	22,582	13.6%	10.6%	1.5
Global Infrastructure Investors III (2018)	7,174	7,100	7,193	3,492	10,685	11.1%	8.6%	1.5
Global Infrastructure Investors II (2014)	3,040	3,169	5,789	1,046	6,835	19.3%	16.6%	2.2
Global Infrastructure Investors (2010)	1,040	1,050	2,228	—	2,228	17.6%	15.6%	2.1
Asia Pacific Infrastructure Investors III (2025)(3)	6,554	—	—	—	—	—%	—%	—
Asia Pacific Infrastructure Investors II (2022)	6,348	4,735	1,071	5,600	6,671	25.9%	19.3%	1.4
Asia Pacific Infrastructure Investors (2020)	3,792	3,618	2,760	2,821	5,581	14.9%	11.2%	1.5
Global Climate Transition Fund (2024)(3)	3,562	—	—	—	—	—%	—%	—
Real Estate Partners Americas IV (2024)(3)	2,602	862	12	1,008	1,020	—%	—%	—
Real Estate Partners Americas III (2021)	4,253	4,006	389	4,118	4,507	3.5%	1.8%	1.1
Real Estate Partners Americas II (2017)	1,921	1,989	3,105	42	3,147	23.7%	19.1%	1.6
Real Estate Partners Americas (2013)	1,229	1,024	1,446	—	1,446	15.8%	10.9%	1.4
Real Estate Partners Europe III (2024)	775	331	60	307	367	13.4%	5.3%	1.1
Real Estate Partners Europe II (2020)	2,066	2,069	656	1,332	1,988	(1.3)%	(3.4)%	1.0
Real Estate Partners Europe (2015)	709	695	813	56	869	8.0%	5.1%	1.3
Asia Real Estate Partners II (2023)	789	309	223	191	414	29.4%	18.3%	1.3
Asia Real Estate Partners (2019)	1,682	1,386	723	703	1,426	0.9%	(2.0)%	1.0
Real Estate Credit Opportunity Partners II (2019)	950	976	671	716	1,387	9.8%	7.6%	1.4
Real Estate Credit Opportunity Partners (2017)	1,130	1,008	735	964	1,699	8.7%	7.4%	1.7
Opportunistic Real Estate Credit Fund III (ROX III) (2026)(3)	1,300	—	—	—	—	—%	—%	—
Opportunistic Real Estate Credit Fund II (ROX II) (2023)	607	465	55	480	535	14.4%	9.8%	1.2
Subtotal - Real Assets Funds	87,279	53,899	33,753	44,030	77,783	13.7%	10.6%	1.4

All Funds	$308,048	$234,675	$267,115	$175,599	$442,714	25.5%	18.6%	1.9
(1)These funds were not contributed to KKR as part of the acquisition of the assets and liabilities of KKR & Co. (Guernsey) L.P. (formerly known as KKR Private
Equity Investors, L.P.) on October 1, 2009.
(2)Where commitments are not U.S. dollar-denominated, such amounts have been converted into U.S. dollars based on the exchange rate prevailing on
September 30, 2026.
(3)The gross IRR, net IRR and gross multiple of invested capital are calculated for our investment funds that made their first investment at least 24 months prior to September 30, 2026. We therefore have not calculated gross IRRs, net IRRs and gross multiples of invested capital with respect to these funds.
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

Credit and Liquid Strategies
The table below presents information as of September 30, 2026, relating to our current credit investment vehicles reported in our Credit and Liquid Strategies business line for which we have the ability to earn carried interest. This data does not reflect acquisitions or disposals of investments, changes in investment values, or distributions occurring after
September 30, 2026.

	Investment Period		Amount ($ in millions)
	Start Date (1)	End Date (2)	Commitment (3)	Uncalled Commitments	Invested	Realized	Remaining Cost (4)	Remaining Fair Value	Gross Accrued Carried Interest
Credit and Liquid Strategies Business Line
Opportunities Fund II	11/2021	1/2026	$2,324	$581	$1,743	$434	$1,501	$1,910	$69
Dislocation Opportunities Fund	8/2019	11/2021	2,790	223	2,567	2,069	1,130	1,187	64
Special Situations Fund II	2/2015	3/2019	3,525	284	3,241	2,767	547	469	—
Special Situations Fund	1/2013	1/2016	2,274	1	2,273	1,899	94	135	—
Mezzanine Partners	7/2010	3/2015	1,023	33	990	1,166	184	2	—
Asset-Based Finance Partners II	3/2024	3/2028	5,571	4,242	1,329	69	1,329	1,446	20
Asset-Based Finance Partners	10/2020	7/2025	2,059	351	1,708	919	1,310	1,398	86
Private Credit Opportunities Partners II	12/2015	12/2020	2,245	150	2,095	1,127	1,297	978	—
Lending Partners IV	3/2022	9/2026	1,150	295	855	246	855	873	18
Lending Partners III	4/2017	11/2021	1,498	540	958	1,258	390	323	27
Lending Partners II	6/2014	6/2017	1,336	157	1,179	1,276	—	3	—
Lending Partners	12/2011	12/2014	460	—	420	471	—	—	—
Lending Partners Europe II	5/2019	9/2023	837	140	697	813	192	215	10
Lending Partners Europe	3/2015	3/2019	848	184	662	632	53	44	—
Asia Credit Opportunities II	2/2025	12/2028	1,795	1,480	315	—	315	338	—
Asia Credit Opportunities	1/2021	5/2025	1,084	191	893	384	707	818	41
Other Alternative Credit Vehicles	Various	Various	20,391	8,536	11,787	7,779	6,028	7,830	(12)

Total Credit and Liquid Strategies			$51,210	$17,388	$33,712	$23,309	$15,932	$17,969	$323
(1)The start date represents the start of the fund's investment period as defined in the fund's governing documents and may or may not be the same as the date upon which management fees begin to accrue.
(2)The end date represents the end of the fund's investment period as defined in the fund's governing documents and is generally not the date upon which management fees cease to accrue. For funds that initially charge management fees on the basis of committed capital, the end date is generally the date on or after which the management fees begin to be calculated instead on the basis of invested capital and may, for certain funds, begin to be calculated using a lower rate.
(3)The commitment represents the aggregate capital commitments to the fund, including capital commitments by third-party fund investors and the general partner. Foreign currency commitments have been converted into U.S. dollars based on the foreign exchange rate that prevailed on September 30, 2026.
(4)The remaining cost represents the initial investment of the general partner and limited partners, reduced for returns of capital.
The following table presents information regarding certain leveraged credit strategies managed by KKR from inception to
September 30, 2026. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Leveraged Credit Strategy	Inception Date	Gross Returns	Net Returns	Benchmark (1)	Benchmark Gross Returns
Multi-Asset Credit Composite	Jul 2008	7.04%	6.35%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (2)	5.73%
Opportunistic Credit (3)	May 2008	10.10%	8.64%	50% S&P/LSTA Loan Index, 50% BoAML HY Master II Index (3)	5.90%
Bank Loans	Apr 2011	5.88%	5.31%	S&P/LSTA Loan Index (4)	4.91%
High-Yield	Apr 2011	6.05%	5.47%	BoAML HY Master II Index (5)	5.46%
European Leveraged Loans (6)	Sep 2009	4.91%	4.39%	CS Inst West European Leveraged Loan Index (7)	4.04%
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

The following table presents information regarding our alternative credit investment funds where investors have capital commitments from inception to September 30, 2026. The information presented below is not intended to be representative of any past or future performance for any particular period other than the period presented below. Past performance is no guarantee of any future result.

Credit and Liquid Strategies Investment Funds	Investment Period Start Date	Commitment	Invested (1)	Realized (1)	Unrealized	Total Value	Gross IRR (2)	Net IRR (2)	Multiple of Invested Capital (3)
($ in Millions)
Opportunities Fund II	Nov 2021	$2,324	$1,743	$434	$1,910	$2,344	16.5%	12.7%	1.3
Dislocation Opportunities Fund	Aug 2019	2,790	2,567	2,069	1,187	3,256	8.0%	6.1%	1.3
Special Situations Fund II	Feb 2015	3,525	3,241	2,767	469	3,236	—%	(1.8)%	1.0
Special Situations Fund	Jan 2013	2,274	2,273	1,899	135	2,034	(2.3)%	(4.0)%	0.9
Mezzanine Partners	July 2010	1,023	990	1,166	2	1,168	6.5%	2.7%	1.2
Asset-Based Finance Partners II	Mar 2024	5,571	1,329	69	1,446	1,515	17.7%	12.5%	1.1
Asset-Based Finance Partners	Oct 2020	2,059	1,708	919	1,398	2,317	12.8%	9.5%	1.4
Private Credit Opportunities Partners II	Dec 2015	2,245	2,095	1,127	978	2,105	0.1%	(1.7)%	1.0
Lending Partners IV	Mar 2022	1,150	855	246	873	1,119	13.8%	10.8%	1.3
Lending Partners III	Apr 2017	1,498	958	1,258	323	1,581	13.4%	10.9%	1.7
Lending Partners II	Jun 2014	1,336	1,179	1,276	3	1,279	2.8%	1.4%	1.1
Lending Partners	Dec 2011	460	420	471	—	471	3.2%	1.6%	1.1
Lending Partners Europe II	May 2019	837	697	813	215	1,028	16.4%	13.2%	1.5
Lending Partners Europe	Mar 2015	848	662	632	44	676	0.8%	(1.1)%	1.0
Asia Credit Opportunities II	Feb 2025	1,795	315	—	338	338	12.6%	7.2%	1.1
Asia Credit Opportunities	Jan 2021	1,084	893	384	818	1,202	12.4%	9.2%	1.3
Other Alternative Credit Vehicles	Various	20,391	11,787	7,779	7,830	15,609	N/A	N/A	N/A
All Funds		$51,210	$33,712	$23,309	$17,969	$41,278
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
Our investments in the Asset Management segment by asset class as of September 30, 2026 are as follows:

	As of September 30, 2026
Asset Management Segment Investments (1)	Cost	Fair Value	Fair Value as a Percentage of Total Asset Management Investments
	($ in thousands)

Traditional Private Equity	$2,094,196	$3,647,518	41%
Growth Equity	333,838	835,588	9%
Private Equity Total	2,428,034	4,483,106	50%

Real Estate	1,284,843	1,207,738	14%
Infrastructure	389,638	659,555	7%
Energy	62,290	367,923	4%
Real Assets Total	1,736,771	2,235,216	25%

Alternative Credit	860,547	888,577	10%
Leveraged Credit	498,200	474,133	5%
Credit Total	1,358,747	1,362,710	15%

Other	946,619	821,280	10%

Total Asset Management Segment Investments	$6,470,171	$8,902,312	100%
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
Insurance Segment Investment Portfolio
As of September 30, 2026, the Insurance segment’s investment portfolio (on an unconsolidated basis, excluding the elimination of intercompany balances) consisted of the following categories of investments:

($ in thousands)	As of September 30, 2026		December 31, 2025
Fixed-maturity securities, available-for-sale	$93,941,800	48%	$95,672,043	48%
Mortgage and other loan receivables	44,501,547	23%	53,638,617	27%
Fixed-maturity securities, trading	27,535,741	14%	26,419,591	13%
Real assets	16,026,021	8%	15,369,758	8%
Funds withheld receivables, at interest	2,190,682	1%	2,324,346	1%
Other investments	10,703,276	6%	6,936,028	3%
Total investments	$194,899,067	100%	$200,360,383	100%
The portion of Insurance segment’s investment portfolio consisting of floating rate assets was 24% and 27% as of
September 30, 2026 and December 31, 2025, respectively.

Credit Quality of Fixed Maturity Securities
As of September 30, 2026, 95%, and 92% of the Insurance segment’s fixed maturity securities were considered investment grade under ratings from the Securities Valuation Office of the NAIC and NRSROs, respectively. As of December
31, 2025, 95%, and 91% of fixed maturity securities were considered investment grade under ratings from NAIC and NRSROs, respectively. Securities where a rating by a NRSRO was not available are considered investment grade if they have a NAIC designation of “1” or “2.”
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
Within the funds withheld receivable at interest portfolio, 98% and 97% of the fixed maturity securities were investment grade by NAIC designation as of September 30, 2026 and December 31, 2025, respectively.
Trading fixed maturity securities primarily back funds withheld payable at interest where the investment performance is ceded to reinsurers under the terms of the respective reinsurance agreements.
Unrealized Gains and Losses on Available-for-Sale Fixed Maturity Securities
The Insurance segment’s investments in available-for-sale fixed maturity securities are reported at fair value with changes in fair value recorded in other comprehensive income as unrealized gains or losses, net of taxes and offsets. Unrealized gains and losses can be created by changes in interest rates or by changes in credit spreads.
As of September 30, 2026 and December 31, 2025, the Insurance segment had gross unrealized losses on below investment grade AFS fixed maturity securities of $320.0 million and $313.8 million based on NRSRO ratings, and $169.9 million and $187.7 million based on NAIC ratings, respectively. As of September 30, 2026, unrealized losses were not recognized in net income on these fixed maturity securities since the Insurance segment neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their cost or amortized cost basis.
Credit Quality of Mortgage and Other Loan Receivables
Mortgage and other loan receivables consist of commercial and residential mortgage loans, consumer loans, and other loan receivables. As of September 30, 2026 and December 31, 2025, 23% and 27% of Global Atlantic's total investments consisted of mortgage and other loan receivables, respectively.
The Insurance segment invests in U.S. mortgage loans, comprised of first lien and mezzanine commercial mortgage loans and first lien residential mortgage loans. For the commercial mortgage loan portfolio, the most prevalent property type is multi-family residential buildings, which represents approximately half of the portfolio as of both September 30, 2026 and
December 31, 2025. Office and retail properties represent approximately 23% and 21% of the portfolio as of September 30,
2026 and December 31, 2025, respectively.
The Insurance segment’s commercial mortgage loans are assigned NAIC designations, with designations “CM1” and
“CM2” considered to be investment grade. As of September 30, 2026 and December 31, 2025, 92% and 91% of the
commercial mortgage loan portfolio were rated investment grade based on NAIC designation, respectively. The payment status of over 97% and 99% of the commercial mortgage loan portfolio is current as of September 30, 2026 and December 31,
2025, respectively.

The loan-to-value ratio is expressed as a percentage of the current amount of the loan relative to the value of the underlying collateral. As of September 30, 2026 and December 31, 2025, approximately 89% and 89% of the commercial mortgage loans have a loan-to-value ratio of 70% or less, and as of September 30, 2026 and December 31, 2025, 4% and 2%
have loan-to-value ratio over 90%, respectively.
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
As of September 30, 2026, the payment status of 97% of the residential mortgage loan portfolio is current, and approximately $254.9 million is 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio). As of December 31, 2025, the payment status of 97% of the residential mortgage loan portfolio was current and approximately $273.4 million were 90 days or more past due or in process of foreclosure (representing 1% of the total residential mortgage portfolio).
The weighted average loan-to-value ratio for residential mortgage loans was 62% and 64% as of September 30, 2026 and
December 31, 2025, respectively.
The Insurance segment’s consumer loan portfolio is primarily comprised of home improvement loans, residential solar loans, student loans, and auto loans. As of September 30, 2026, 97% of the consumer loan portfolio is in current status and approximately $27.6 million is 90 days or more past due or in process of foreclosure (representing 1% of the total consumer loan portfolio).
See Note 7 “Investments” in the accompanying financial statements in this report for additional information regarding the Insurance segment’s investment portfolio.
Additional Information
To provide supplemental information to stockholders about the net assets of KKR on a segment basis, KKR’s book value was $35.5 billion as of September 30, 2026, which included cash and short-term investments of $5.4 billion, which excludes
Global Atlantic’s cash and short-term investments. KKR's book value includes its net investment in Global Atlantic, investments in the Asset Management and Strategic Holdings segments, and the net impact of certain other assets and liabilities, including income taxes. KKR's book value excludes the net assets allocable to investors in KKR’s investment funds and other noncontrolling interest holders. For the nine months ended September 30, 2026, the Asset Management segment transferred $0.7 billion of investments to the Insurance segment for which no gain or loss was recognized upon transfer.

Reconciliations to GAAP Measures
Net Income (Loss) Attributable to KKR & Co. Inc. Common Stockholders

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net Income (Loss) - KKR Common Stockholders (GAAP)	$1,121,176	$859,927	$2,146,028	$1,146,390
Preferred Stock Dividends	40,430	40,430	121,289	78,166
Net Income (Loss) Attributable to Noncontrolling Interests	76,303	939,465	375,976	2,654,228
Income Tax Expense (Benefit)	272,543	359,739	704,033	620,612
Income (Loss) Before Tax (GAAP)	$1,510,452	$2,199,561	$3,347,326	$4,499,396
Impact of Consolidation and Other	82,123	(928,301)	(238,351)	(2,825,266)
Preferred Stock Dividends	(40,430)	(40,430)	(121,289)	(78,166)
Income Taxes on Adjusted Earnings	(311,830)	(325,158)	(874,170)	(862,875)
Asset Management Adjustments:
Unrealized (Gains) Losses	234,747	(76,839)	540,488	560,252
Unrealized Carried Interest	386,450	235,801	389,146	(1,001,818)
Unrealized Carried Interest Compensation	(309,171)	(188,642)	(318,116)	801,297
Transaction-related and Non-operating Items(1)	236,431	47,409	353,124	68,725
Equity-based Compensation – Time Based	58,270	63,287	184,689	205,314
Equity-based Compensation – Market Condition	117,832	88,437	325,491	259,548
Amortization of Acquired Intangibles	12,695	715	25,382	715
Strategic Holdings Adjustments:
Unrealized (Gains) Losses	(349,192)	(57,019)	(284,058)	(442,731)
Insurance Adjustments:
(Gains) Losses from Investments	67,124	166,098	1,034,128	1,815,122
Non-Operating Changes in Policy Liabilities and Derivatives	(82,882)	34,377	(97,923)	261,466
Transaction-Related and Non-Operating Items(1)	9,501	21,120	33,872	23,314
Equity-Based Compensation	19,452	28,487	65,467	72,550
Amortization of Acquired Intangibles	3,921	4,699	22,520	14,097
Adjusted Net Income	$1,645,493	$1,273,602	$4,387,726	$3,370,940
Interest Expense, Net	85,508	56,692	260,974	184,221
Preferred Stock Dividends	40,430	40,430	121,289	91,643
Net Income Attributable to Noncontrolling Interests	4,018	5,667	11,541	12,002
Income Taxes on Adjusted Earnings	311,830	325,158	874,170	862,875
Total Segment Earnings	$2,087,279	$1,701,549	$5,655,700	$4,521,681
Net Realized Performance Income	(150,578)	(232,665)	(559,653)	(429,968)
Net Realized Investment Income	(198,884)	(73,632)	(493,825)	(389,793)
Total Operating Earnings	$1,737,817	$1,395,252	$4,602,222	$3,701,920
Total Investing Earnings	349,462	306,297	1,053,478	819,761
Depreciation and Amortization	24,455	19,589	65,357	47,033
Adjusted EBITDA	$2,111,734	$1,721,138	$5,721,057	$4,568,714
(1)For the three and nine months ended September 30, 2026, Transaction-related and Other Non-operating items include (i) $185 million and $262 million related to transaction-related costs and other corporate actions, respectively, which in both periods include a $230 million impairment charge taken on one of our asset management partnerships, accounted for under the equity method of accounting, partially offset by $75 million related to the release of a contingent reserve, (ii) $14 million and $38 million of costs associated with certain integration and restructuring initiatives across our Asset
Management and Insurance businesses, respectively, and (iii) $47 million and $87 million of acquisition-related stock consideration and other, respectively.

KKR & Co. Inc. Stockholders' Equity - Common Stock

As of
($ in thousands)	September 30, 2026
($ in thousands)
KKR & Co. Inc. Stockholders' Equity - Common Stock (GAAP)	$27,715,202
Impact of Consolidation and Other	417,398
Exchangeable Securities	881,709
Accumulated Other Comprehensive (Income) Loss (AOCI) and Other (Insurance)	6,447,470
Accumulated Unrealized (Gains) Losses on Loans carried at Fair Value (Insurance)	50,302
KKR Book Value(1)	$35,512,081
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
Inc. common stock as of September 30, 2026, our Book Value would have increased by $2.5 billion and our common stock outstanding would have increased by 21.4 million shares.
Cash and Cash Equivalents - Asset Management and Strategic Holdings

As of
($ in thousands)	September 30, 2026

Cash and Cash Equivalents - Asset Management and Strategic Holdings (GAAP)	$9,717,261
Impact of Consolidation and Other	(4,673,552)
Short-term Investments	341,683
Cash and Short-term Investments	$5,385,392
Investments - Asset Management and Strategic Holdings

As of
($ in thousands)	September 30, 2026

Investments - Asset Management and Strategic Holdings (GAAP)	$127,772,673
Impact of Consolidation and Other	(118,528,678)
Short-term Investments	(341,683)
Investments - Asset Management Segment	$8,902,312

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
As of September 30, 2026, certain of our investment funds had met the first and second criteria, as described above, but did not meet the third criteria. In these cases, carried interest accrues on the consolidated statement of operations, but will not be distributed in cash to us as the general partner of an investment fund upon a realization event. For a fund that has a fair value above cost, overall, and is otherwise accruing carried interest, but has one or more investments where fair value is below cost, the shortfall between cost and fair value for such investments is referred to as a “netting hole.” When netting holes are present, realized gains on individual investments that would otherwise allow the general partner to receive carried interest distributions are instead used to return invested capital to our funds' limited partners in an amount equal to the netting hole. Once netting holes have been filled with either (i) return of capital equal to the netting hole for those investments where fair value is below cost or (ii) increases in the fair value of those investments where fair value is below cost, then realized carried interest will be distributed to the general partner upon a realization event. A fund that is in a position to pay cash carry refers to a fund for which carried interest is expected to be paid to the general partner upon the next material realization event, which includes funds with no netting holes as well as funds with a netting hole that is sufficiently small in size such that the next material realization event would be expected to result in the payment of carried interest. Strategic investor partnerships with fund investors may require netting across the various funds in which they invest, which may reduce the carried interest we otherwise would have earned if such fund investors were to have invested in our funds without the existence of the strategic investor partnership. As of September 30, 2026, netting holes in excess of $50 million existed at European Fund VI and Asian Fund III in the amount of $669 million and $61 million, respectively. The remaining unrealized gains accrued at these funds as of September 30, 2026 are in excess of their netting holes. In accordance with the criteria set forth above, other funds currently have and may in the future develop netting holes, and netting holes for those and other funds may otherwise increase or decrease in the future.
If the investment fund has distributed carried interest but subsequently does not have sufficient value to provide for the distribution of carried interest at the end of the life of the investment fund, the general partner is typically required to return previously distributed carried interest to the fund investors. Current and former employees who received distributions of carried interest subject to clawback would be required to return the amount of such distributions to KKR. However, it is KKR’s obligation to return carried interest subject to clawback to the fund investors. As of September 30, 2026, approximately $196 million of previously distributed carried interest, in aggregate, was subject to a clawback obligation, assuming that all applicable carry-paying investment funds were liquidated at their reported fair values as of September 30, 2026. As of
September 30, 2026, there are no investment funds subject to a clawback obligation in excess of $50 million that has not already reduced net realized performance income. See Note 24 “Commitments and Contingencies—Contingent Repayment
Guarantees” in our financial statements included elsewhere in this report for further information. See also the negative amounts included in the Carried Interest column in the table included in this Item 2 in “Fund Performance Metrics” for further information on clawback obligations.
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

As of September 30, 2026, KKR had unfunded commitments consisting of $10.8 billion to its investment funds and other investment vehicles across Private Equity, Real Assets, and Credit and Liquid Strategies business lines. These unfunded commitments include $2.7 billion of uncalled capital commitments to certain investment vehicles in connection with investments in the core private equity strategy. These unfunded commitments also include funding requirements to levered investment vehicles and structured transactions to fund or otherwise be liable for a portion of the vehicle's investment losses and/or to provide the vehicle with liquidity upon certain termination events.
In addition to these uncalled commitments and funding obligations to KKR's investment funds and investment vehicles,
KKR has entered into contractual commitments primarily with respect to underwriting transactions, debt financing, revolving credit facilities, and equity syndications in our Capital Markets business line. As of September 30, 2026, these capital markets commitments amounted to $1.3 billion. Whether these amounts are actually funded, in whole or in part, depends on the contractual terms of such capital markets commitments, including the satisfaction or waiver of any conditions to closing or funding. From time to time, we fund these various capital markets commitments noted above in our capital markets business by drawing all or substantially all of our availability for borrowings under our available credit facilities available for our Capital
Markets business line. We generally expect these borrowings by our capital markets business to be repaid promptly as these commitments are syndicated to third parties or otherwise fulfilled or terminated, although we may in some instances elect to retain a portion of the commitments for our own investment. Additionally, KKR's capital markets business has arrangements with third parties, which are expected to reduce KKR's risk under certain circumstances when underwriting certain debt transactions. As a result, our unfunded capital markets commitments as of September 30, 2026 have been reduced to reflect the amount expected to be funded by such third parties. As of September 30, 2026, KKR's capital markets business line has entered into such arrangements representing a total notional amount of $7.0 billion. For more information about our Capital
Markets business line's risks, see “Risk Factors—Risks Related to Our Business—Our capital markets activities expose us to material risks” in our Annual Report.
Tax Receivable Agreement
On May 30, 2022, KKR terminated the tax receivable agreement with KKR Holdings other than with respect to exchanges of KKR Holdings equity completed prior to such date. As of September 30, 2026, an undiscounted payable of $335.1 million has been recorded in due to affiliates in the financial statements representing management's best estimate of the amounts currently expected to be owed for certain exchanges of KKR Holdings equity that took place prior to the termination of the tax receivable agreement. As of September 30, 2026, $155.8 million of cumulative cash payments have been made under the tax receivable agreement since inception.

Dividends and Stock Repurchases
A dividend of $0.195 per share of our common stock has been declared and will be paid on December 3, 2026 to holders of record of our common stock as of the close of business on November 19, 2026.
A dividend of $0.78125 per share of Series D Mandatory Convertible Preferred Stock has been declared and set aside for payment on December 1, 2026 to holders of record of Series D Mandatory Convertible Preferred Stock as of the close of business on November 15, 2026.
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
Since 2015, KKR has repurchased, or retired equity grants representing, a total of 104.1 million shares of common stock for $3.7 billion, which equates to an average price of $35.28 per share. As of November 4, 2026, there is approximately
$33 million remaining under KKR's share repurchase program. For further information See “Part II—Item 2—Unregistered
Sales of Equity Securities and Use of Proceeds.”
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
Across the total Level III private equity investment portfolio (including core private equity investments) held directly and through both consolidated and unconsolidated investment vehicles in our Asset Management segment, the overall weights ascribed to a market comparables valuation methodology, the discounted cash flow valuation methodology, and a valuation methodology based on pending sales for this portfolio of Level III private equity investments (including core private equity investments) were 50%, 47%, and 3%, respectively, as of September 30, 2026.
Across the total Level III real assets investment portfolio held directly and through both consolidated and unconsolidated investment vehicles in our Asset Management segment, the overall weights ascribed to a market comparables valuation methodology, the discounted cash flow valuation methodology, the direct income capitalization valuation methodology, and a valuation methodology based on pending sales for this portfolio of Level III real assets investments were 3%, 93%, 2%, and
2%, respectively, as of September 30, 2026.
Level III Valuation Process
The valuation process involved for Level III measurements for our financial statements is completed on a quarterly basis and is designed to subject the valuation of Level III investments to an appropriate level of consistency, oversight, and review.
For private equity and real asset investments classified as Level III, investment professionals prepare preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies, and other factors. KKR begins its procedures to determine the fair values of its Level III assets approximately one month prior to the end of a reporting period, and KKR follows additional procedures to ensure that its determinations of fair value for its Level III assets are appropriate as of the relevant reporting date. These preliminary valuations are generally reviewed by an independent valuation firm engaged by KKR to perform certain procedures in order to assess the reasonableness of KKR's valuations. The valuations of certain real asset investments are determined solely by independent valuation firms without the preparation of preliminary valuations by our investment professionals, and instead such independent valuation firms rely on valuation information available to it as a broker or valuation firm. For credit investments, an independent valuation firm is engaged by KKR to assist with the valuations of most investments classified as
Level III. As of September 30, 2026, less than 5% of the total value of Level III investments in aggregate across all of our segments were not valued with the engagement of an independent valuation firm.
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
As of September 30, 2026, upon completion by, where applicable, independent valuation firms of certain limited procedures requested to be performed by them on certain Level III investments, the independent valuation firms concluded that the fair values, as determined by KKR (including Global Atlantic), of those investments reviewed by them were reasonable. The limited procedures did not involve an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards and were not conducted on all Level III investments. We are responsible for determining the fair value of investments in good faith, and the limited procedures performed by an independent valuation firm are supplementary to the inquiries and procedures that we are required to undertake to determine the fair value of the commensurate investments on a GAAP basis.
As of September 30, 2026, there were no investments across business segments which represented greater than 5% of total investments on a GAAP basis. Our investment income on a GAAP and segment basis can be impacted by volatility in the public markets. See “Risk Factors” in our Annual Report and “—Business Environment” in this report for a discussion of factors that may impact the valuations of our investments, financial results, operating results, and valuations, and “—Segment
Balance Sheet Measures” for additional information regarding our largest holdings on a segment basis.
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
Equity-based Compensation
In addition to the cash-based compensation and carry pool allocations as described above, employees receive equity grants under our 2019 Equity Incentive Plan, most of which are subject to service-based vesting typically over a three to five-
year period from the date of grant, and some of which are also subject to the achievement of market-based conditions.
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
As of September 30, 2026, the net market risk liability balance totaled $1.3 billion. As of September 30, 2026, the liability balances for market risk benefits were $1.1 billion for fixed-indexed annuities and $186.1 million for variable and other annuities. The increase (decrease) to the net market risk benefit liability balance as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2026
($ in thousands)	Fixed-Indexed Annuity	Other
Balance	$1,078,709	$186,099
Hypothetical Change:
+50 bps Interest Rates	(147,053)	(24,370)
-50 bps Interest Rates	162,790	27,689
+50 bps Instrument-specific Credit Risk	(148,691)	(12,893)
-50 bps Instrument-specific Credit Risk	164,143	13,980
+10% Equity Market Prices	(66,476)	(31,340)
-10% Equity Market Prices	55,569	35,403
95% of Expected Mortality	59,617	1,668
105% of Expected Mortality	(56,140)	(1,282)
90% of Expected Surrenders	30,869	(342)
110% of Expected Surrenders	(29,442)	282
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
Policy Liabilities Accounted for Under a Fair Value Option
Variable annuity contracts offered and assumed by Global Atlantic provide the contractholder with a GMDB. The liabilities for these benefits are included in policy liabilities. Global Atlantic elected the fair value option to measure the liability for certain of these variable annuity contracts valued at $197.2 million as of September 30, 2026. Fair value is calculated as the present value of the estimated death benefits less the present value of the GMDB fees, using 1,000 risk neutral scenarios.
Global Atlantic discounts the cash flows using the U.S. Treasury rates plus an adjustment for instrument-specific credit risk in the consolidated statement of financial condition. The change in the liabilities for these benefits is included in policy benefits and claims in the consolidated statement of operations.
As of September 30, 2026, variable annuities accounted for using the fair value option totaled $197.2 million. The increase (decrease) in the reserves for variable annuities accounted for using the fair value option as a result of hypothetical changes in interest rates, instrument-specific credit risk, equity market prices, expected mortality, and expected surrenders are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

As of September 30, 2026
($ in thousands)	Variable Annuities
Balance	$197,246
Hypothetical Change:
+50 bps Interest Rates	(13,182)
-50 bps Interest Rates	14,260
+50 bps Instrument-specific Credit Risk	(7,420)
-50 bps Instrument-specific Credit Risk	7,668
+10% Equity Market Prices	(11,795)
-10% Equity Market Prices	14,193
95% of Expected Mortality	(4,078)
105% of Expected Mortality	3,915
90% of Expected Surrenders	(874)
110% of Expected Surrenders	807
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
As of September 30, 2026, the liability for future policy benefits totaled $17.5 billion, net of reinsurance, split between
$12.6 billion associated with payout annuity products, and $4.9 billion of life and other insurance products (including assumed long-term care insurance where Global Atlantic retroceded mortality and morbidity risks to a third-party reinsurer). The increase (decrease) as a result of hypothetical changes in interest rates, credit spreads, expected mortality, and expected surrenders and lapses are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2026
($ in thousands)	Payout Annuities	Other
Balance	$12,583,750	$4,916,794
Hypothetical Change:
+50 bps Interest Rates	(193,779)	(467,641)
-50 bps Interest Rates	207,398	502,506
+50 bps Credit Spreads	(161,531)	(367,741)
-50 bps Credit Spreads	167,136	381,943
95% of Expected Mortality(1)	75,459	39,626
105% of Expected Mortality(1)	(71,731)	(37,675)
90% of Expected Surrenders/Lapses	—	(12,985)
110% of Expected Surrenders/Lapses	—	11,803
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
As of September 30, 2026, the additional liability balance of primarily interest-sensitive life totaled $6.4 billion, net of reinsurance. The increase (decrease) to the additional liability balance, as a result of hypothetical changes in interest rates, equity market prices, annual equity growth, expected mortality, and expected surrenders are summarized in the table below.
This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of the interest-sensitive life no-lapse guarantee liability balance.

As of September 30, 2026
($ in thousands)	Interest-Sensitive Life
Balance	$6,367,187
Hypothetical Change:
+50 bps Interest Rates	1,773
-50 bps Interest Rates	(1,857)
+10% Equity Market Prices	(1,973)
-10% Equity Market Prices	573
1% Lower Annual Equity Growth	10,769
95% of Expected Mortality	(57,879)
105% of Expected Mortality	56,965
90% of Expected Surrenders	24,175
110% of Expected Surrenders	(23,361)
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
As of September 30, 2026, the embedded derivative liability balance totaled $8.0 billion for fixed-indexed annuities, and
$480.5 million for interest-sensitive life. The increase (decrease) to the embedded derivatives on fixed-indexed annuity and indexed universal life as a result of hypothetical changes in interest rates, credit spreads, and equity market prices are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2026
($ in thousands)	Fixed-Indexed Annuities	Interest Sensitive Life
Balance	$7,998,461	$480,497
Hypothetical Change:
+50 bps Interest Rates	(98,382)	(4,591)
-50 bps Interest Rates	103,324	4,774
+50 bps Credit Spreads	(137,982)	(4,591)
-50 bps Credit Spreads	142,550	4,774
+10% Equity Market Prices	733,079	28,805
-10% Equity Market Prices	(815,082)	(65,252)
Note: Hypothetical changes to the market risk benefits liability balance do not reflect the impact of related hedges.
As of September 30, 2026, the embedded derivative balance for modified coinsurance or funds withheld arrangements was a $4.0 billion net asset ($72.8 million in funds withheld receivables at interest, and $(3.9) billion in funds withheld payable at interest). The increase (decrease) to the embedded derivatives on fixed-indexed annuity and interest-sensitive life products as a result of hypothetical changes in interest rates and investment credit spreads are summarized in the table below. This sensitivity considers the direct effect of such changes only and not changes in any other assumptions used in or items considered in the measurement of such balances.

	As of September 30, 2026
($ in thousands)	Embedded Derivative on Funds Withheld Receivable	Embedded Derivative on Funds Withheld Payable
Balance	$72,805	$(3,910,769)
Hypothetical Change:
+50 bps Interest Rates	(1,523)	(1,441,796)
-50 bps Interest Rates	5,372	1,498,121
+50 bps Investment Credit Spreads	(36,738)	(1,483,688)
-50 bps Investment Credit Spreads	36,738	1,540,013
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We believe there were no material changes to our market risks during the three months ended September 30, 2026. For a discussion of our market risks in general, please refer to our Annual Report on Form 10-K for the year ended December 31,
2025. In addition, for a discussion of current risks, uncertainties, and other market and economic conditions, see
“Management's Discussion and Analysis of Financial Condition and Results of Operations—Business Environment.”
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
We carried out an evaluation, under the supervision and with the participation of our management, including the Co-
Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Co-Chief Executive Officers and Chief
Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act)
occurred during the three months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases in the Three Months Ended September 30, 2026
Under our current share repurchase program, KKR is authorized to repurchase its common stock from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing, manner, price and amount of any common stock repurchases will be determined by KKR in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. KKR expects that the program, which has no expiration date, will continue to be in effect until the maximum approved dollar amount has been used. The program does not require KKR to repurchase any specific number of shares of common stock, and the program may be suspended, extended, modified or discontinued at any time. In addition to the repurchases of common stock described above, the repurchase program is used for the retirement (by cash settlement or the payment of tax withholding amounts upon net settlement) of equity grants issued pursuant to our 2019 Equity Incentive Plan representing the right to receive shares of common stock.
The table below sets forth the information with respect to repurchases made by or on behalf of KKR & Co. Inc. or any
“affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock for the periods presented. During the three months ended September 30, 2026, 1,604,596 shares of common stock were repurchased, and no equity grants were retired.

Issuer Purchases of Common Stock
(amounts in thousands, except share and per share amounts)

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2026 to July 31, 2026)	141,008	$89.20	141,008	$87,287
Month #2 (August 1, 2026 to August 31, 2026)	—	$—	—	$87,287
Month #3 (September 1, 2026 to September 30, 2026)	1,463,588	$97.72	1,463,588	$444,267
Total through September 30, 2026	1,604,596		1,604,596	$444,267

(1)Our existing share repurchase program was announced in April 2024. In March 2026, the share repurchase program was amended such that when the remaining available amount under the share repurchase program becomes $50 million or less (the “Share Repurchase Program Increase Threshold”), the
total available amount under the share repurchase program will automatically increase by an additional $500 million to the then remaining available amount. The Share Repurchase Program Increase Threshold was reached during the three months ended September 30, 2026, and an additional $500 million was added to the then remaining available amount. Following this increase, a total of $516 million was used to repurchase or retire shares of common stock or equity grants, and there was approximately $33 million remaining under the program as of November 4, 2026. On November 6, 2026, the share repurchase program was further amended such that the total available amount under the share repurchase program automatically increased by an additional $500 million to the then remaining available amount. Any additional increases to the total available amount would require a separate approval by the Board of Directors of KKR & Co. Inc. The repurchase program does not have an expiration date.

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
10.1
Fourth Amended and Restated Credit Agreement, dated as of July 30, 2026, among Kohlberg Kravis Roberts & Co. L.P.,
KKR Group Partnership L.P., the guarantors party thereto from time to time, the lenders party thereto from time to time, and HSBC Bank USA, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the KKR &
Co. Inc. Quarterly Report on Form 10-Q filed on August 6, 2026).

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL (eXtensible Business Reporting
Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2026 and December
31, 2025, (ii) the Condensed Consolidated Statements of Operations for the  three and nine months ended September 30,
2026 and September 30, 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and September 30, 2025; (iv) the Condensed Consolidated Statements of
Changes in Equity for the  three and nine months ended September 30, 2026 and September 30, 2025, (v) the Condensed
Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) the Notes to
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KKR & CO. INC.

		By:	/s/ ROBERT H. LEWIN
Robert H. Lewin
Chief Financial Officer
(principal financial and accounting officer)

DATE:	November 9, 2026